Form 10-Q
period 2021-03-31
CF Acquisition Corp. VI
filed 2021-05-14
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

CF ACQUISITION CORP. VI

(Exact name of registrant as specified in its charter)

Delaware	001-40079	85-1087461
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

110 East 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 938-5000

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	CFVIU	The Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	CFVI	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CFVIW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2021 there were 30,700,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VI

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VI

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	529,919	-
Total current assets	554,919	25,000

Deferred offering costs associated with proposed initial public offering	-	180,805
Cash equivalents held in Trust Account	300,000,411	-
Other assets	426,115	-
Total Assets	$300,981,445	$205,805

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$22,516	$76,294
Payables to related party	12,143	105,805
Sponsor loan – promissory notes	647,795	-
Franchise tax payable	36,364	-
Total current liabilities	718,818	182,099
Warrant liability	9,734,970	-
Forward purchase securities liability	2,789,394	-
Total Liabilities	13,243,182	182,099

Commitments and Contingencies (Note 5)

Class A common stock, 28,273,826 and -0- shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	282,738,260	-

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, Class A, $0.0001 par value; 160,000,000 shares authorized, 2,426,174 issued and outstanding (excluding 28,273,826 shares subject to possible redemption) as of March 31, 2021 and no shares issued and outstanding as of December 31, 2020	243	-
Common stock, Class B, $0.0001 par value; 40,000,000 shares authorized, 7,500,000 and 8,625,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	750	863
Additional paid-in-capital	8,173,554	24,137
Accumulated deficit	(3,174,544)	(1,294)
Total Stockholders’ Equity	5,000,003	23,706

Total Liabilities and Stockholders’ Equity	$300,981,445	$205,805

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VI

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

Three Months Ended March 31,
2021

General and administrative costs	$135,486
Administrative expenses - related party	12,169
Franchise tax expense	37,829
Loss from operations	(185,484)
Interest income on investments held in Trust Account	411
Change in fair value of warrant liability	(198,783)
Change in fair value of forward purchase securities liability	(2,789,394)
Loss before income tax expense	(3,173,250)
Net loss	$(3,173,250)

Weighted average number of common shares outstanding:
Class A - Public shares	30,000,000
Class A - Private placement	700,000
Class B - Common stock	8,162,500
Basic and diluted net income (loss) per share:
Class A - Public shares	0.00
Class A - Private placement	(0.36)
Class B - Common stock	(0.36)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VI

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2021
	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity

Balance - December 31, 2020	-	$-	8,625,000	(1)	$863	$24,137	$(1,294)	$23,706
Sale of Class A common stock to public	30,000,000	3,000	-		-	290,678,250	-	290,681,250
Underwriters’ discount and offering expenses	-	-	-		-	(6,576,007)	-	(6,576,007)
Sale of private placement units	700,000	70	-		-	6,782,493	-	6,782,563
Forfeiture of common stock to sponsor at $0.0001 par value	-	-	(1,125,000)		(113)	113	-	-
Shares subject to possible redemption	(28,273,826)	(2,827)	-		-	(282,735,433)	-	(282,738,260)
Net loss	-	-	-		-	-	(3,173,250)	(3,173,250)
Balance – March 31, 2021	2,426,174	$243	7,500,000		$750	$8,173,554	$(3,174,544)	$5,000,003

(1)	This number has been adjusted to reflect the cancellation of 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VI

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Three Months Ended March 31, 2021
Cash Flows from Operating Activities
Net loss	$(3,173,250)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	22,094
Interest income on investments held in Trust Account	(411)
Change in fair value of warrant liability	198,783
Change in fair value of forward purchase securities liability	2,789,394
Changes in operating assets and liabilities:
Accrued expenses	(53,779)
Franchise tax payable	36,364
Deferred offering costs associated with proposed initial public offering	180,805
Net cash used in operating activities	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities
Proceeds from related party - Sponsor loan	647,795
Proceeds received from initial public offering	300,000,000
Proceeds received from private placement	7,000,000
Offering costs paid	(6,424,856)
Payment of related party payable	(1,222,939)
Net cash provided by financing activities	300,000,000

Net change in cash	—
Cash, beginning of the period	25,000
Cash, end of the period	$25,000

Supplemental disclosure of non-cash financing activities
Initial classification of warrant liability	$9,536,187
Offering cost paid with note payable	$45,346
Prepaid expenses paid with payables to related party	$956,034
Change in common stock subject to possible redemption	$282,738,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

CF Acquisition Corp. VI (the “Company”) was incorporated in Delaware on April 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating a Business Combination, the Company intends to focus its search on companies operating in the financial services, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, relates to the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of warrant liability and FPS liability as other income (expense).

The Company’s sponsor is CFAC Holdings VI, LLC (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2021. On February 23, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at a purchase price of $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 3. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 700,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor in a private placement, generating gross proceeds of $7,000,000, which is described in Note 4. The proceeds of the Private Placement Units were deposited into the Trust Account (as defined below) and will be used to fund the redemption of the Public Shares subject to the requirements of applicable law (see Note 4).

Offering costs amounted to approximately $6,600,000, consisting of $6,100,000 of underwriting fees and approximately $500,000 of other costs.

Following the closing of the Initial Public Offering and sale of Private Placement Units on February 23, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 4) was placed in a trust account (“Trust Account”) located in the United States at UMB Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

Initial Business Combination - The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined below in Note 4). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), their shares underlying the Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Forward Purchase Contract — In connection with the Initial Public Offering, the Sponsor committed, pursuant to a forward purchase contract with the Company (the “FPA”), to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of an initial Business Combination, 1,500,000 of the Company’s Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit, and 375,000 shares of Class A common stock (for no additional consideration) (the securities issuable pursuant to the FPA, the “FPS”). The funds from the sale of Units will be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides the Company with a minimum funding level for the initial Business Combination.

Failure to Consummate a Business Combination – The Company has until February 23, 2023 to consummate a Business Combination (or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account, except for the Company’s independent registered public accounting firm.

Liquidity and Capital Resources

As of both March 31, 2021 and December 31, 2020, the Company had $25,000 of cash in its operating account. As of March 31, 2021, and December 31, 2020, the Company had working capital deficit of $163,899 and $157,099, respectively. As of March 31, 2021, the Company had approximately $400 of interest income in the Trust Account available to pay taxes (less up to $100,000 of such net interest to pay dissolution expenses). As of December 31, 2020, the Company did not have any interest income in the Trust Account available to pay taxes.

The Company’s liquidity needs through March 31, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2021 and December 31, 2020, there was approximately $647,800 and $0 outstanding under the Sponsor Loan, respectively.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 1, 2021 and February 19, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Correction of previously issued financial statement

The Company corrected certain line items related to the previously audited balance sheet as of February 23, 2021 in the Form 8-K filed with the SEC on March 1, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of Accounting Standards Codification ("ASC") Topic 815-40, Derivatives and Hedging, Contracts on an Entity's Own Equity ("ASC 815-40"). The following balance sheet items as of February 23, 2021 were impacted: an increase of $9.5 million in Warrants liability, and increase of $3.9 million in FPS liability, a decrease of $13.4 million in the amount of Class A common stock subject to redemption, an increase of $3.9 million in Additional paid-in capital and an increase of $3.9 million in Accumulated deficit.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and FPS liability. Such estimates may be subject to change as more current information becomes available and, therefore, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of March 31, 2021 and December 31, 2020. The balance of the Company’s investments held in the Trust Account as of March 31, 2021 was comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three months ended March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

As of March 31, 2021 and December 31, 2020, the carrying values of cash, cash equivalents held in the Trust Account, accrued expenses, payables to related party, the Sponsor Loan and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant and FPS Liability

The Company accounts for the Warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPS applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPS are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified Warrants and the FPS are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPS in accordance with ASC 815-40 under which the Warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. See Note 7 for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the value of the Warrants and FPS.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 28,273,826 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. As of December 31, 2020, there were no shares of Class A common stock subject to possible redemption.

Income Taxes

Income taxes are accounted for under ASC Topic 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit.

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statement of operations.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 7,675,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the periods presented.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for shares of Class A common stock is calculated by dividing the interest income on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period, excluding 700,000 shares of Class A common stock held by the Sponsor, which is not subject to redemption. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income, less income attributable to the shares of redeemable Class A common stock by the weighted average number of shares of Class B common stock and 700,000 shares of Class A common stock held by the Sponsor and outstanding for the period.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For the Three Months Ended March 31, 2021
Redeemable Class A common shares
Numerator: earnings allocable to redeemable Class A common shares
Interest income on investments held in Trust Account	$411
Less franchise tax available to be withdrawn from the Trust Account	$(411)
Net earnings	$-
Denominator: weighted average number of redeemable Class A common share	30,000,000
Basic and diluted net income per redeemable Class A common share	$-
Non-redeemable Class A and Class B common shares
Numerator: net loss minus redeemable net earnings
Loss from operations	$(185,484)
Less franchise tax available to be withdrawn from the Trust Account	$411
Change in fair value of warrant liability attributable to non-redeemable Class A private placement and Class B common shares	$(198,783)
Change in fair value of FPS liability	$(2,789,394)
Non-redeemable net loss	$(3,173,250)
Denominator: weighted average number of non-redeemable Class B common shares and Class A private placement shares
Non-redeemable Class A private placement and Class B common shares, basic and diluted	8,862,500
Basic and diluted net loss per non-redeemable Class A private placement and Class B common share	$(0.36)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Sponsor forfeited 1,125,000 shares of Class B common stock, due to the underwriter not exercising the overallotment option so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units).

Note 4—Related Party Transactions

Founder Shares

In April 2020, the Sponsor purchased 20,125,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled, and in January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled. On February 23, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock, due to the underwriter not exercising the overallotment option, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units), resulting in an aggregate of 7,500,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. All share and per share amounts have been retroactively restated. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 700,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($7,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock and one-fourth of one warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Underwriter

The lead underwriter is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount of $10,500,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering.

Related Party Loans

The Sponsor made available to the Company, under the Pre-IPO Note, up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The Pre-IPO Note was non-interest bearing and was repaid in full upon the completion of the Initial Public Offering.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including a total for the period of $12,169 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Company’s initial Business Combination. As of March 31, 2021, the Company had borrowed approximately $647,800 under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying balance sheet. As of March 31, 2021 and December 31, 2020, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $12,100 and $105,800, respectively.

Note 5—Commitments and Contingencies

Registration and Stockholder Rights

Pursuant to a registration rights agreement entered into on February 18, 2021, the holders of Founder Shares and Private Placement Units (and component securities) are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock). These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted CF&Co., the lead underwriter and an affiliate of the Sponsor, a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On February 23, 2021, simultaneously with the closing of the Initial Public Offering, CF&Co. advised the Company that it would not exercise the over-allotment option.

The lead underwriter was paid a cash underwriting discount of $6,000,000.

The Company also engaged a qualified independent underwriter to participate in the preparation of the registration statement and exercise the usual standards of “due diligence” in respect thereto. The Company paid the independent underwriter a fee of $100,000 upon the completion of the Initial Public Offering in consideration for its services and expenses as the qualified independent underwriter. The qualified independent underwriter received no other compensation.

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Company’s Business Combination. (see Note 4).

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 160,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 2,426,174 shares of Class A common stock issued and outstanding, excluding 28,273,826 shares subject to possible redemption. Class A common stock includes 700,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the shares sold in the Initial Public Offering.

Class B Common Stock - The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 7,500,000 and 8,625,000 shares of Class B common stock issued and outstanding, respectively. In connection with the underwriter advising the Company that it would not exercise its over-allotment option, the Sponsor forfeited 1,125,000 shares of Class B common stock, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Placement Units).

Prior to the consummation of the Business Combination, only holders of Class B common stock will have the right to vote on the election of directors. Holders of Class A common stock will not be entitled to vote on the election of directors during such time. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination).

In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled, and in January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled. On February 23, 2020, the Sponsor forfeited 1,125,000 shares of Class B common stock, resulting in an aggregate of 7,500,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. Information contained in the unaudited condensed financial statements have been retroactively adjusted for this split and cancellation.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

Note 8—Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$300,000,411	$—	$—	$300,000,411
Liabilities:
Warrant liability	$—	$—	$9,734,970	$9,734,970
FPS liability	$—	$—	$2,789,394	$2,789,394

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Warrant Liability

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s statement of operations.

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on February 23, 2021, the date of the closing of the Initial Public Offering, and subsequent fair value as of March 31, 2021. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of March 31, 2021 due to the use of unobservable inputs.

The Company utilizes the OPM to value the Warrants at each reporting period, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	February 23, 2021 (initial measurement)	March 31, 2021
Risk-free interest rate	0.76%	1.18%
Expected term (years)	5	5
Expected volatility	17.5%	17.5%
Exercise price	$11.50	$11.50
Stock price	$10.00	$9.92
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of February 23, 2021	$217,437	$9,318,750	$9,536,187
Change in valuation inputs or other assumptions(1)	4,533	194,250	198,783
Fair value as of March 31, 2021	$221,970	$9,513,000	$9,734,970

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of March 31, 2021, the probability assigned to the consummation of the Business Combination was 88% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsor’s track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPS liability, a Level 3 liability, measured on a recurring basis.

FPS Liability
Fair value as of February 23, 2021	$3,859,558
Change in valuation inputs or other assumptions(1)	(1,070,164)
Fair value as of March 31, 2021	$2,789,394

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the statement of operations.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the financial statements date through the date that the unaudited condensed financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CF Acquisition Corp. VI. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on April 17, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our sponsor is CFAC Holdings VI, LLC (the “Sponsor”).

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Initial Business Combination, we are focusing our search on companies operating in the financial services, healthcare, real estate services, technology and software industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 18, 2021. On February 23, 2021, we consummated the Initial Public Offering of 30,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at a purchase price of $10.00 per Unit, generating gross proceeds of $300,000,000. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or February 23, 2022 (12 months from the closing of the Initial Public Offering) and will expire 5 years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 700,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor in a private placement (the “Private Placement”), generating gross proceeds of $7,000,000.

Following the closing of the Initial Public Offering and sale of Private Placement Units on February 23, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at UMB Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of the Initial Business Combination and (ii) the distribution of the Trust Account, as described below.

We have until February 23, 2023 (24 months from the closing of the Initial Public Offering) (or a later date approved by the Company’s stockholders in accordance with our Amended and Restated Certificate of Incorporation, the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of both March 31, 2021 and December 31, 2020, we had $25,000 of cash in our operating account. As of March 31, 2021 and December 31, 2020, we had working capital deficit of $163,899 and $157,099, respectively. As of March 31, 2021, we had approximately $400 of interest income in the Trust Account available to pay taxes (less up to $100,000 of such net interest to pay dissolution expenses). As of December 31, 2020, we did not have any interest income in the Trust Account available to pay taxes.

Our liquidity needs through March 31, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $151,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, our Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans. As of March 31, 2021 and December 31, 2020, there was approximately $647,800 and $0, respectively, outstanding under the Sponsor Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Initial Business Combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Results of Operations

Our entire activity from inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we incurred a net loss of approximately $3,173,250, which consisted of approximately $135,500 in general and administrative expenses, $12,000 in administrative expenses paid to the Sponsor, approximately $37,800 of franchise tax expense, approximately $200,000 of loss from the change in fair value of warrants liability, and approximately $2,789,000 of loss from the change in fair value of the forward purchase securities liability, which was partially offset by approximately $400 of interest income on investments held in the Trust Account.

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Initial Business Combination to assist us in holding meetings with our stockholders to discuss the Initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing the Company’s securities, assist us in obtaining stockholder approval for the Initial Business Combination and assist us with our press releases and public filings in connection with the Initial Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Initial Business Combination in an amount of $10,500,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including a total for the period of $12,169 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination. As of March 31, 2021 and December 31, 2020, we had borrowed approximately $647,800 and $0, respectively, under the Sponsor Loan.

The Sponsor pays expenses on our behalf. We reimburse the Sponsor for such expenses paid on our behalf. As of March 31, 2021 and December 31, 2020, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $12,100 and $105,800, respectively.

Critical Accounting Policies and Estimates

The Company has identified the following as its critical accounting polices:

Use of Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Warrant and Forward Purchase Securities Liability

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (the “FPA” and such securities, the “FPS”) in accordance with ASC 815-40, under which the warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and FPS meet the definition of a derivative under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 28,273,826 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the concurrent Private Placement to purchase an aggregate of 7,675,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for shares of Class A common stock are calculated by dividing the interest income (loss) earned on cash equivalents and investments and held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, by the weighted average number of shares of Class A common stock outstanding for the applicable period, excluding 700,000 shares of Class A common stock held by the Sponsor, which is not subject to redemption. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income, less income attributable to the shares of redeemable Class A common stock by the weighted average number of shares of Class B common stock and 700,000 shares of Class A common stock held by the Sponsor outstanding for the applicable period.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, as of the end of the period covered by this Report due solely to the significant change in the accounting treatment of our warrants and FPS. As described in the Notes to Financial Statements entitled “Summary of Significant Accounting Policies - Warrant and Forward Purchase Agreement Securities Liability” under Item 1 of this Report, the accounting treatment of our warrants and FPS for the reporting period covered by this Report is significantly different from the accounting treatment of such securities for our prior financial reporting periods as reflected in our financial statements previously filed with the SEC. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on February 19, 2021. In addition, we may be subject to the following risk in connection with the accounting treatment of our warrants and FPS:

Our warrants and the FPS are accounted for as liabilities and the changes in value of our warrants and the FPS could have a material effect on our financial results.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants and the warrants to be issued pursuant to the FPA. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants and the FPS, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants and the FPS should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement of our warrants and the FPS and any subsequent changes in fair value from a prior period, our results of operations in our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to this recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants and the FPS each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds from the Initial Public Offering and Concurrent Private Placement

On February 23, 2021, we consummated the Initial Public Offering of 30,000,000 Units, with each Unit consisting of one share of Class A common stock and one-fourth of one warrant. Each whole warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per whole share. The Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of approximately $300,000,000. CF&Co. acted as sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252598). The SEC declared the registration statement effective on February 18, 2021.

We paid a total of $6,100,000 in underwriting discounts and commissions and approximately $500,000 for other costs and expenses related to the Initial Public Offering. In addition, we have engaged CF&Co. as an advisor in connection with our business combination, pursuant to a Business Combination Marketing Agreement. We will pay CF&Co. a cash fee for such services out of funds in the Trust Account upon the consummation of the Initial Business Combination in an amount of $10,500,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering. We also repaid the Pre-IPO Note to our Sponsor from the proceeds of the Initial Public Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Units was approximately $300,000,000, of which $293,000,000 of the proceeds from the Initial Public Offering and $7,000,000 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account. As of March 31, 2021, approximately $25,000 was held outside the Trust Account and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

10.1	Letter Agreement, dated February 18, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)

10.2	Investment Management Trust Agreement, dated February 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)

10.3	Registration Rights Agreement, dated February 18, 2021, by and among the Company, the Sponsor and the holders party thereto. (1)

10.4	Expense Reimbursement Agreement, dated February 18, 2021, by and between the Company and the Sponsor. (1)

10.5	Private Placement Units Purchase Agreement, dated February 18, 2021, by and between the Company and the Sponsor.(1)

10.6	Warrant Agreement, dated February 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.7	Underwriting Agreement, dated February 18, 2021, by and among the Company, CF&Co., as representative of the several underwriters, and the qualified independent underwriter named therein. (1)

10.8	Business Combination Marketing Agreement, February 18, 2021, by and between the Company and CF&Co. (1)

10.9	Forward Purchase Contract, dated February 18, 2021, by and between the Company and the Sponsor (1)

10.10	Promissory Note, dated February 18, 2021 (1)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VI

Date: May 14, 2021	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Alice Chan
	Name:	Alice Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)