Form 10-Q
period 2021-06-30
CF Acquisition Corp. VI
filed 2021-08-12
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 30,700,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VI

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and for the Period from April 17, 2020 (Inception) through June 30, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and for the Period from April 17, 2020 (Inception) through June 30, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from April 17, 2020 (Inception) through June 30, 2020 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VI

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current Assets:
Cash	$59,826	$25,000
Prepaid expenses	393,452	-
Total current assets	453,278	25,000
Deferred offering costs associated with proposed initial public offering	-	180,805
Other assets	426,114	-
Cash equivalents held in Trust Account	300,007,973	-
Total Assets	$300,887,365	$205,805

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accrued expenses	$41,655	$76,294
Payables to related party	193,791	105,805
Sponsor loan - promissory notes	706,759	-
Franchise tax payable	90,909	-
Total Current Liabilities	1,033,114	182,099
Warrant liability	7,291,250	-
Forward purchase securities liability	3,023,766	-
Total Liabilities	11,348,130	182,099

Commitments and Contingencies (Note 5)
Class A common stock, 28,453,923 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	284,539,230	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of both June 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 2,246,077 issued and outstanding (excluding 28,453,923 shares subject to possible redemption) as of June 30, 2021 and no shares issued and outstanding as of December 31, 2020	225	-
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 7,500,000 and 8,625,000 (1) shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	750	863
Additional paid-in capital	6,372,602	24,137
Accumulated deficit	(1,373,572)	(1,294)
Total Stockholders’ Equity	5,000,005	23,706
Total Liabilities and Stockholders’ Equity	$300,887,365	$205,805

(1)	This number has been adjusted to reflect the cancellation of 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from April 17, 2020 (Inception) through June 30,	For the Six Months Ended June 30,
	2021	2020	2021
General and administrative costs	$331,343	$359	$466,829
Administrative expenses - related party	30,000	-	42,169
Franchise tax expense	54,595	-	92,424
Loss from operations	(415,938)	(359)	(601,422)
Interest income on investments held in Trust Account	7,562	-	7,973
Changes in fair value of warrant liability	2,443,720		2,244,937
Changes in fair value of forward purchase securities liability	(234,372)	-	(3,023,766)
Net income (loss)	$1,800,972	$(359)	$(1,372,278)

Weighted average number of shares of common stock outstanding:
Class A - Public shares	30,000,000	-	30,000,000
Class A - Private placement	700,000	-	700,000
Class B - Common stock	7,500,000	7,500,000 (1)	7,500,000
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.00	$-	$0.00
Class A - Private placement	$0.22	$-	$(0.17)
Class B - Common stock	$0.22	$(0.00)	$(0.17)

(1)	This number has been adjusted to reflect the cancellation of 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Six Months Ended June 30, 2021

	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity

Balance – December 31, 2020	-	$-	8,625,000	(1)	$863	$24,137	$(1,294)	$23,706
Sale of Class A common stock to public	30,000,000	3,000	-		-	290,678,250	-	290,681,250
Underwriters’ discount and offering expenses	-	-	-		-	(6,576,006)	-	(6,576,006)
Sale of private placement units	700,000	70	-		-	6,782,493	-	6,782,563
Forfeiture of common stock to sponsor at $0.0001 par value	-	-	(1,125,000)		(113)	113	-	-
Shares subject to possible redemption	(28,273,826)	(2,827)	-		-	(282,735,433)	-	(282,738,260)
Net loss	-	-	-		-	-	(3,173,250)	(3,173,250)
Balance – March 31, 2021	2,426,174	$243	7,500,000		$750	$8,173,554	$(3,174,544)	$5,000,003
Shares subject to possible redemption	(180,097)	(18)	-		-	(1,800,952)	-	(1,800,970)
Net income	-	-	-		-	-	1,800,972	1,800,972
Balance – June 30, 2021	2,246,077	$225	7,500,000		$750	$6,372,602	$(1,373,572)	$5,000,005

(1)	This number has been adjusted to reflect the cancellation of 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Period from April 17, 2020 (Inception) through June 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance – April 17, 2020	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(359)	(359)
Balance – June 30, 2020	-	$-	8,625,000	$863	$24,137	$(359)	$24,641

(1)	This number has been adjusted to reflect the cancellation of 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from April 17, 2020 (Inception) through June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,372,278)	$(359)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	276,362	-
Interest income on investments held in Trust Account	(7,973)	-
Changes in fair value of warrant liability	(2,244,937)	-
Changes in fair value of forward purchase securities liability	3,023,766
Changes in operating assets and liabilities:
Accrued expenses	(34,640)	359
Franchise tax payable	90,909	-
Deferred offering costs associated with initial public offering	180,805
Payables to related party	87,986
Net cash used in operating activities	-	-

Cash flows from investing activities:
Cash deposited to Trust Account	(300,000,000)	-
Net cash used in investing activities	(300,000,000)	-

Cash flows from financing activities:
Proceeds from related party – Sponsor loan	706,758	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from initial public offering	300,000,000	-
Proceeds received from private placement	7,000,000	-
Offering costs paid	(6,424,856)	-
Payment of related party payable	(1,247,076)	-
Net cash provided by financing activities	300,034,826	25,000

Net change in cash	34,826	25,000
Cash - beginning of the period	25,000	-
Cash - end of the period	$59,826	$25,000

Supplemental disclosure of noncash financing activities:
Offering cost paid with note payable to Sponsor	$45,346	$-
Prepaid expenses paid with payables to related party	$393,452	$-
Changes in Class A common stock subject to possible redemption	$284,539,230	$-

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

As of June 30, 2021, the Company had not commenced operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, relates to the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of warrant liability and FPS (as defined below) liability as other income (expense).

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

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, the Company had $59,826 and $25,000 of cash in its operating account, respectively. As of June 30, 2021 and December 31, 2020, the Company had a working capital deficit of $579,836 and $157,099, respectively. During the three months and six months ended June 30, 2021, $7,562 and $7,973 of the interest income earned on funds held in the Trust account, respectively, was available to pay taxes.

The Company’s liquidity needs through June 30, 2021, have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021 and December 31, 2020, there was approximately $706,759 and $0, respectively, outstanding under the Sponsor Loan.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K, Form 10-Q and the final prospectus filed by the Company with the SEC on March 1, 2021, May 14, 2021, and February 19, 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of June 30, 2021 and December 31, 2020. The balance of the Company’s investments held in the Trust Account as of June 30, 2021 was comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three and six months ended June 30, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

As of June 30, 2021 and December 31, 2020, the carrying values of cash, cash equivalents held in the Trust Account, accrued expenses, payables to related party, as well as the Sponsor Loan and franchise tax payable as of June 30, 2021 approximated their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant and FPS Liability

The Company accounts for the Warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPS using applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPS are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period-end date while the Warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified Warrants and the FPS are recognized on the statements of operations in the period of the change.

The Company accounts for the Warrants and FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), pursuant to which the Warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. See Note 7 for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the fair value of the Warrants and FPS.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 28,453,923 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. As of December 31, 2020, there were no shares of Class A common stock subject to possible redemption.

Income Taxes

Income taxes are accounted for under ASC 740, Income Taxes (“ASC 740”), using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit.

ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statement of operations.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 7,675,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share, basic and diluted for shares of Class A common stock is calculated by dividing the interest income on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period, excluding 700,000 shares of Class A common stock held by the Sponsor, which is not subject to redemption. Net income (loss) per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to the shares of redeemable Class A common stock by the weighted average number of shares of Class B common stock and 700,000 shares of Class A common stock held by the Sponsor and outstanding for the period.

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock:

For the Three Months Ended June 30, 2021
Redeemable shares of Class A common stock
Numerator: earnings allocable to redeemable shares of Class A common stock
Interest income on investments held in Trust Account	$7,562
Less franchise tax available to be withdrawn from the Trust Account	$(7,562)
Net earnings	$-
Denominator: weighted average number of redeemable shares of Class A common stock	30,000,000
Basic and diluted net income per redeemable share of Class A common stock	$-
Non-redeemable shares of Class A private placement common stock and Class B common stock
Numerator: net income minus redeemable net earnings
Loss from operations	$(415,938)
Less franchise tax available to be withdrawn from the Trust Account	$7,562
Change in fair value of warrant liability attributable to non-redeemable shares of Class A private placement common stock and Class B common stock	$2,443,720
Change in fair value of FPS liability	$(234,372)
Non-redeemable net income	$1,800,972
Denominator: weighted average number of non-redeemable shares of Class A private placement common stock and Class B common stock
Non-redeemable shares of Class A private placement common stock and Class B common stock, basic and diluted	8,200,000
Basic and diluted net income per non-redeemable share of Class A private placement common stock and Class B common stock	$0.22

For the Six Months Ended June 30, 2021
Redeemable shares of Class A common stock
Numerator: earnings allocable to redeemable shares of Class A common stock
Interest income on investments held in Trust Account	$7,973
Less franchise tax available to be withdrawn from the Trust Account	$(7,973)
Net earnings	$-
Denominator: weighted average number of redeemable shares of Class A common stock	30,000,000
Basic and diluted net loss per redeemable share of Class A common stock	$-
Non-redeemable shares of Class A private placement common stock and Class B common stock
Numerator: net loss minus redeemable net earnings
Loss from operations	$(601,422)
Less franchise tax available to be withdrawn from the Trust Account	$7,973
Change in fair value of warrant liability attributable to non-redeemable shares of Class A private placement common stock and Class B common stock	$2,244,937
Change in fair value of FPS liability	$(3,023,766)
Non-redeemable net loss	$(1,372,278)
Denominator: weighted average number of non-redeemable shares of Class A private placement common stock and Class B common stock
Non-redeemable shares of Class A private placement common stock and Class B common stock, basic and diluted	8,200,000
Basic and diluted net loss per non-redeemable share of Class A private placement common stock and Class B common stock	$(0.17)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including a total of $10,000 per month for office space, administrative and shared personnel support services that are paid to the Sponsor, for the period after the Initial Public Offering and prior to the Company’s initial Business Combination. For the three and six months ended June 30, 2021, the Company paid $30,000 and $42,169, respectively, for office space and administrative fees. As of June 30, 2021 and December 31, 2020, the Company had borrowed approximately $707,000 and $0, respectively, under the Sponsor Loan.

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

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying balance sheet. As of June 30, 2021 and December 31, 2020, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $194,000 and $105,800, respectively.

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

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Company’s Business Combination (see Note 4).

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

Note 6—Stockholders’ Equity

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 2,246,077 shares of Class A common stock issued and outstanding, excluding 28,453,923 shares subject to possible redemption. Class A common stock includes 700,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the shares sold in the Initial Public Offering.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,500,000 and 8,625,000 shares of Class B common stock issued and outstanding, respectively. In connection with the underwriter advising the Company that it would not exercise its over-allotment option, the Sponsor forfeited 1,125,000 shares of Class B common stock, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Placement Units).

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

In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled, and in January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled. On February 23, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock, resulting in an aggregate of 7,500,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. Information contained in the unaudited condensed financial statements has been retroactively adjusted for this split and cancellation.

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

Note 8—Fair Value Measurements on a Recurring Basis

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements – unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements – inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements – unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

	June 30, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. Treasury Securities	$300,007,973	$—	$—	$300,007,973
Liabilities:
Warrant liability	$—	$7,291,250	$—	$7,291,250
FPS liability	—	—	3,023,766	3,023,766
Total Liabilities	$—	$7,291,250	$3,023,766	$10,315,016

Level 1 assets as of June 30, 2021 and December 31, 2020 include investments in a money market fund that holds U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Initial Measurement

The Company established the initial fair value for the Warrants on February 23, 2021, the date of the closing of the Initial Public Offering. The Public Warrants and Private Placement Warrants were measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The Company utilized the OPM to value the Warrants as of February 23, 2021, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability as of February 23, 2021, was determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information about the inputs utilized by the Company in the fair value measurement of the Warrants as of February 23, 2021:

February 23, 2021 (initial measurement)
Risk-free interest rate	0.76%
Expected term (years)	5
Expected volatility	17.5%
Exercise price	$11.50
Stock price	$10.00
Dividend yield	0.0%

Subsequent Measurement

As of June 30, 2021, the fair measurement of the Public Warrants was reclassified from Level 3 to Level 2 due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 as of June 30, 2021.

As of June 30, 2021, the aggregate fair values of the Private Placement Warrants and Public Warrants were $0.2 million and $7.1 million, respectively.

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of February 23, 2021	$217,437	$9,318,750	$9,536,187
Change in valuation inputs or other assumptions (1)	4,533	194,250	198,783
Fair value as of March 31, 2021	221,970	9,513,000	9,734,970
Change in valuation inputs or other assumptions(1)	(55,720)	(2,388,000)	(2,443,720)
Fair value as of June 30, 2021	$166,250	$7,125,000	$7,291,250

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

(1)	Due to the use of quoted prices in an inactive market and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $7.3 million during the three and six months ended June 30, 2021.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of June 30, 2021, the probability assigned to the consummation of the Business Combination was 88%, which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsor’s track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPS liability:

FPS Liability
Fair value as of February 23, 2021	$3,859,558
Change in valuation inputs or other assumptions(1)	(1,070,164)
Fair value as of March 31, 2021	2,789,394
Change in valuation inputs or other assumptions(1)	234,372
Fair value as of June 30, 2021	$3,023,766

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the statement of operations.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the financial statements date through the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on February 23, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at UMB Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of the Initial Business Combination and (ii) the distribution of the Trust Account, as described below.

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

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had $59,826 and $25,000 of cash in our operating account, respectively. As of June 30, 2021 and December 31, 2020, we had working capital deficit of $579,836 and $157,099, respectively. As of June 30, 2021, we had approximately $8,000 of interest income in the Trust Account available to pay taxes (less up to $100,000 of such net interest to pay dissolution expenses). As of December 31, 2020, we did not have any interest income in the Trust Account.

Our liquidity needs through June 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $151,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, our Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans. As of June 30, 2021 and December 31, 2020, there was approximately $707,000 and $0, respectively, outstanding under the Sponsor Loan.

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

Results of Operations

Our entire activity from inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of approximately $1,801,000, which consisted of approximately $2,444,000 of gain from the change in the fair value of warrants liability and $8,000 of interest income on investments held in the Trust Account, which were partially offset by approximately $332,000 in general and administrative expenses, approximately $234,000 of loss from the change in fair value of the forward purchase securities liability, approximately $55,000 of franchise tax expense and $30,000 in administrative expenses paid to the Sponsor.

For the six months ended June 30, 2021, we incurred a net loss of approximately $1,372,000, which consisted of approximately $3,024,000 of loss from the change in fair value of the forward purchase securities liability, approximately $467,000 in general and administrative expenses, approximately $92,000 of franchise tax expense, approximately $42,000 in administrative expenses paid to the Sponsor, which were partially offset by approximately $2,245,000 of gain from the change in fair value of warrants liability, and approximately $8,000 of interest income on investments held in the Trust Account.

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

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including a total of $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination. As of June 30, 2021 and December 31, 2020, we had borrowed approximately $707,000 and $0, respectively, under the Sponsor Loan.

The Sponsor pays expenses on our behalf. We reimburse the Sponsor for such expenses paid on our behalf. As of June 30, 2021 and December 31, 2020, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $194,000 and $105,800, respectively.

Critical Accounting Policies and Estimates

The Company has identified the following as its critical accounting polices:

Use of Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our unaudited condensed balance sheets, unaudited condensed statements of operations and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

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

Warrant and Forward Purchase Securities Liability

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (the “FPA” and such securities, the “FPS”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, and December 31, 2020, 28,453,923 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the concurrent Private Placement to purchase an aggregate of 7,675,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period.

Our statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share, basic and diluted for shares of Class A common stock are calculated by dividing the interest income (loss) earned on cash equivalents and investments and held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, by the weighted average number of shares of Class A common stock outstanding for the applicable period, excluding 700,000 shares of Class A common stock held by the Sponsor, which is not subject to redemption. Net income (loss) per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to the shares of redeemable Class A common stock by the weighted average number of shares of Class B common stock and 700,000 shares of Class A common stock held by the Sponsor outstanding for the applicable period.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recent Accounting Pronouncements

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Report, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting as it specifically relates to the significant change in the accounting treatment of our warrants and FPS and described in our March 31, 2021 Quarterly Report on Form 10-Q. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Notwithstanding the identified material weakness as of June 30, 2021, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. Specifically, during 2021 and through the date of this filing, management has been focused on remediating the material weakness in our internal control over financial reporting. Management believes the measures that we have implemented during 2021 have had a favorable impact on our internal control over financial reporting.

As part of our remediation efforts in connection with the identification of the material weakness discussed above, we have taken the following steps during the six months ended June 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed financial statements and related disclosures.

●	During 2021, management performed a broad and detailed analysis over the classification of our warrant and FPS liabilities. Based on the analysis, the warrants and FPS are classified as liabilities on our condensed balance sheet and measured at fair value through condensed statement of operations at the end of each reporting period.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented during the six months ended June 30, 2021 to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on February 19, 2021 and the Company’s Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 14, 2021.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Units was approximately $300,000,000, of which $293,000,000 of the proceeds from the Initial Public Offering and $7,000,000 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account. As of June 30, 2021, approximately $25,000 was held outside the Trust Account and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VI

Date: August 12, 2021	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)