Form 10-Q/A
period 2021-09-30
CF Acquisition Corp. VI
filed 2021-12-17
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 17, 2021, there were 30,700,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

CF Acquisition Corp. VI (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q as of September 30, 2021 and for the quarterly period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2021.

Background of Restatement

On December 15, 2021, the audit committee of the board of directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that it is appropriate to restate the Company’s previously issued audited balance sheet as of February 23, 2021, as previously restated in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021 (the “Q1 Form 10-Q”), the Company’s unaudited quarterly financial statements as of and for the three months ended March 31, 2021 included in the Q1 Form 10-Q, and the Company’s unaudited quarterly financial statements as of and for the six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021 (the “Q2 Form 10-Q” and, together with the Q1 Form 10-Q, the “Non-Reliance Financial Statements”). Considering the restatement of such financial statements, the Company concluded that the Non-Reliance Financial Statements should no longer be relied upon. This Amendment includes restatements of the Non-Reliance Financial Statements.

In connection with the change in presentation for shares of Class A common stock subject to possible redemption in the Company’s financial statements for the quarter ended September 30, 2021, the Company re-evaluated its accounting of the Public Shares (as defined below). As a result, the Company determined that at the closing of the Initial Public Offering (as defined below), it had improperly valued the Public Shares. The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration that pursuant to the Company’s amended and restated certificate of incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s condensed balance sheet.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a business combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its financial statements for the periods affected by the Non-Reliance Financial Statements. See Note 1 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. These changes do not impact the Company’s cash position or cash held in the Trust Account established in connection with the Initial Public Offering.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, Controls and Procedures of this Amendment.

CF ACQUISITION CORP. VI

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, for the Three Months Ended September 30, 2020 and the Period from April 17, 2020 (Inception) through September 30, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Three Months Ended September 30, 2020 and for the Period from April 17, 2020 (Inception) through September 30, 2020 (Unaudited)	3-4

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from April 17, 2020 (Inception) through September 30, 2020 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

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

CF ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2021

								Total
	Common Stock					Additional		Stockholder’
	Class A		Class B			Paid-In	Accumulated	Equity
	Shares	Amount	Shares		Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	-	$-	8,625,000	(1)	$863	$24,137	$(1,294)	$23,706

Sale of Private Placement Class A common stock	700,000	70	-		-	6,782,493	-	6,782,563
Forfeiture of common stock to sponsor at $0.0001 par value	-	-	(1,125,000)		(113)	113	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-		-	(6,806,743)	(9,088,013)	(15,894,756)
Net loss	-	-	-		-	-	(3,173,250)	(3,173,250)
Balance – March 31, 2021 (as restated, see Note 1)	700,000	$70	7,500,000		$750	$-	$(12,262,557)	$(12,261,737)
Net income	-	-	-		-	-	1,800,972	1,800,972
Balance – June 30, 2021 (as restated, see Note 1)	700,000	$70	7,500,000		$750	$-	$(10,461,585)	$(10,460,765)
Net income	-	-	-		-	-	862,906	862,906
Balance – September 30, 2021	700,000	$70	7,500,000		$750	$-	$(9,598,679)	$(9,597,859)

(1)	This number has been adjusted to reflect the cancellation of 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

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

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined below in Note 4). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), their shares underlying the Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

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

Restatement of Previously Issued Financial Statements

In connection with the change in presentation for shares of Class A common stock subject to possible redemption in the Company’s financial statements for the quarter ended September 30, 2021, the Company re-evaluated its accounting of the Public Shares. As a result, the Company determined that at the closing of the Initial Public Offering, it had improperly valued the Public Shares. The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration that pursuant to the Company’s amended and restated certificate of incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s condensed balance sheet.

The Company assessed the materiality of these corrections on its prior periods’ financial statements in accordance with SEC Staff Accounting Bulletins Topic 1.M, Materiality and Topic 1.A, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections. As a result of this assessment, the Company determined that the corrections were material to the previously filed financial statements that contained the error as initially reported in the Company’s Form 8-K as of February 23, 2021, and the Forms 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 (collectively, the “Affected Periods”). Therefore, the Company concluded that the Affected Periods should be restated to present all Public Shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of the Initial Public Offering, with a resulting decrease in Additional paid-in capital and increase in Accumulated deficit. As such, the Company is reporting these restatements to the Affected Periods in this Amendment.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all classes of common stock share pro-rata in the net income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, or operating results for all periods presented.

The impact of the restatement on the financial statements for the Affected Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of February 23, 2021:

	As of February 23, 2021
	As Previously Revised	Adjustment	As Restated
Balance Sheet
Class A common stock subject to possible redemption	$282,051,950	$17,948,050	$300,000,000
Class A common stock	$250	$(180)	$70
Additional paid-in-capital	$8,859,858	$(8,859,858)	$—
Accumulated deficit	$(3,860,854)	$(9,088,013)	$(12,948,867)
Total Stockholders’ Equity/(Deficit)	$5,000,003	$(17,948,050)	$(12,948,047)

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of March 31, 2021:

	As of March 31, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Class A common stock subject to possible redemption	$282,738,260	$17,261,740	$300,000,000
Class A common stock	$243	$(173)	$70
Additional paid-in-capital	$8,173,554	$(8,173,554)	$—
Accumulated deficit	$(3,174,544)	$(9,088,013)	$(12,262,557)
Total Stockholders’ Equity/(Deficit)	$5,000,003	$(17,261,740)	$(12,261,737)

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows
Supplemental disclosure of noncash financing activities
Change in Class A common stock subject to possible redemption	$282,738,260	$(282,738,260)	$—

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of June 30, 2021:

	As of June 30, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Class A common stock subject to possible redemption	$284,539,230	$15,460,770	$300,000,000
Class A common stock	$225	$(155)	$70
Additional paid-in-capital	$6,372,602	$(6,372,602)	$—
Accumulated deficit	$(1,373,572)	$(9,088,013)	$(10,461,585)
Total Stockholders’ Equity/(Deficit)	$5,000,005	$(15,460,770)	$(10,460,765)

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows
Supplemental disclosure of noncash financing activities
Change in Class A common stock subject to possible redemption	$284,539,230	$(284,539,230)	$—

The impact to the reported amounts of weighted average number of shares of common stock outstanding and basic and diluted earnings per common share is presented below for the Affected Periods:

	Three Months Ended March 31, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Class A – Public shares	30,000,000	(17,666,667)	12,333,333
Class A – Private placement	700,000	(412,222)	287,778
Class B – Common stock	8,162,500	(662,500)	7,500,000
Basic and diluted net income (loss) per share, Class A – Public shares	$0.00	$(0.16)	$(0.16)
Basic and diluted net income (loss) per share, Class A – Private placement	$(0.36)	$0.20	$(0.16)
Basic and diluted net income (loss) per share, Class B – Common stock	$(0.36)	$0.20	$(0.16)

	Three Months Ended June 30, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Class A – Public shares	30,000,000	—	30,000,000
Class A – Private placement	700,000	—	700,000
Class B – Common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class A – Public shares	$0.00	$0.05	$0.05
Basic and diluted net income (loss) per share, Class A – Private placement	$0.22	$(0.17)	$0.05
Basic and diluted net income (loss) per share, Class B – Common stock	$0.22	$(0.17)	$0.05

	Six Months Ended June 30, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Class A – Public shares	30,000,000	(8,784,530)	21,215,470
Class A – Private placement	700,000	(204,972)	495,028
Class B – Common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class A – Public shares	$0.00	$(0.05)	$(0.05)
Basic and diluted net income (loss) per share, Class A – Private placement	$(0.17)	$0.12	$(0.05)
Basic and diluted net income (loss) per share, Class B – Common stock	$(0.17)	$0.12	$(0.05)

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. As discussed in Note 1, all of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 30,000,000 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against additional paid-in capital and accumulated deficit.

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

Note 9—Subsequent Events

On December 1, 2021, the Company entered into a Business Combination Agreement (the “BCA”) with Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada (“Rumble”). Pursuant to the BCA, by means of an arrangement under Section 182 of the Business Corporations Act (Ontario), subject to the terms and conditions set forth in the BCA and a plan of arrangement to be submitted to the Ontario Superior Court of Justice (Commercial List), upon the closing of the transactions contemplated by the BCA (the “Closing” and such transactions, the “Transactions”), the Company will acquire, through its subsidiaries, the outstanding shares of capital stock of Rumble and, in exchange therefor, shareholders of Rumble will receive either (i) for eligible electing Canadian shareholders of Rumble (“Electing Shareholders”), a number of exchangeable shares in a to be formed indirect, wholly owned Canadian subsidiary of the Company, and such Electing Shareholders shall concurrently subscribe for nominal value for a corresponding number of shares of Class C common stock, par value $0.0001 per share, of the Company, a new class of voting, non-economic shares of common stock of the Company to be created and issued in connection with the Closing and (ii) all other shareholders of Rumble will receive a number of shares of Class A common stock, par value $0.0001 per share, of the Company, in each case, as further described in the BCA.

Contemporaneously with the execution of the BCA, the Company entered into separate Subscription Agreements (the “Subscription Agreements”) with a number of subscribers (each a “Subscriber”), including the Sponsor, pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers at the Closing, an aggregate of 8.5 million shares of Class A common stock of the Company, for a purchase price of $10.00 per share, and an aggregate purchase price of $85 million (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for up to $7.59 million of such aggregate PIPE Investments.

The board of directors of each of the Company and Rumble have unanimously approved the Transactions. The closing of the Transactions will require the approval of the stockholders of the Company and Rumble, and is subject to other customary closing conditions. Rumble stockholders with sufficient votes to approve the Transactions have agreed to support the Transactions. For more information regarding such proposed business combination, reference is made to the Company’s Form 8-Ks filed with the SEC on December 2, 2021.

The Company evaluated subsequent events and transactions that occurred after the financial statements date through the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements, except for the events described above.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 30,000,000 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of our balance sheet. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, as amended due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 23, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

In light of the restatement, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

CF ACQUISITION CORP. VI

Date: December 17, 2021	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2021	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)