Form 10-K
period 2021-12-31
CF Acquisition Corp. VI
filed 2022-03-24
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40079

CF ACQUISITION CORP. VI

(Exact name of registrant as specified in its charter)

Delaware	85-1087461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 East 59th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 938-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	CFVIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CFVI	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	CFVIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $292,220,000.

As of March 24, 2022, there were 30,700,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete the Rumble Business Combination (as defined below) or any other initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination, if necessary;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For forward-looking statements relating to Rumble (as defined below) and the Rumble Business Combination, please see the Rumble Registration Statement (as defined below).

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Business Combination Agreement,” are to the Business Combination Agreement and Plan of Merger, dated as of December 1, 2021, as it may be amended from time to time, by and between the Company and Rumble;

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of us, the sponsor and CF&Co. (as defined below);

●	“CF&Co.” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (as defined below);

●	“Charter” are to the Company’s amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on February 18, 2021;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by the sponsor in a private placement prior to the initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided elsewhere in this Report;

●	“FPA” are to the forward purchase contract, dated February 18, 2021, between the Company and the sponsor;

●	“FPS” are to the 1,500,000 units and 375,000 shares of Class A common stock issuable pursuant to the FPA;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 23, 2021;

●	“initial stockholders” are to the sponsor and any other holders of our founder shares prior to the initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●	“private placement units” are to the units issued to the sponsor in a private placement simultaneously with the closing of the initial public offering, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in our Registration Statement (as defined below);

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to shares of our Class A common stock sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Form S-1 filed with the SEC on January 29, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2021;

●	“Rumble” are to Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada;

●	“Rumble Business Combination” are to the transactions contemplated by the Business Combination Agreement;

●	“Rumble Registration Statement” are to the Company’s Registration Statement on Form S-4 in relation to the Rumble Business Combination, initially filed with the SEC on February 14, 2022, as may be amended from time to time;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Cantor, that we may determine to make in connection with financing our initial business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;

●	“sponsor” are to CFAC Holdings VI, LLC, a Delaware limited liability company which is 100% owned by Cantor;

●	“trust account” are to the trust account in which an amount of $300,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-fourth of one public warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial holders of the private placement warrants or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to CF Acquisition Corp. VI; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1. Business.

Introduction

We are a blank check company formed on April 17, 2020 as a Delaware corporation for the purpose of effecting an initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we are focusing on a target in an industry where we believe our management team’s and founders’ expertise will provide us with a competitive advantage, including the financial services, healthcare, real estate services, technology and software industries.

Our management team consists of:

●	Howard W. Lutnick, our Chairman and Chief Executive Officer, who joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996;

●	Anshu Jain, our President, who also serves as the President of Cantor, a position he has held since January 2017, and previously served as a senior executive of Deutsche Bank, which firm he joined from Merrill Lynch in 1995, most recently in the position of Co-CEO from June 2012 to June 2015; and

●	Jane Novak, our Chief Financial Officer, who joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy.

We, the sponsor, and CF&Co. are all affiliates of Cantor. Cantor is a diversified company specializing in financial and real estate services for customers operating in the global financial and commercial real estate markets, whose businesses include CF&Co., a leading independent middle market investment bank and primary dealer; BGC Partners, Inc. (“BGC”), whose common stock trades on the Nasdaq Global Select Market under the ticker symbol “BGCP”, a leading global financial technology and brokerage business primarily servicing the global financial markets; and Newmark Group, Inc. (“Newmark”), whose Class A common stock trades on the Nasdaq Global Select Market under the ticker symbol “NMRK”, a leading full-service commercial real estate services business. We believe that the combination of our management team’s and our affiliates’ financial services, financial and real estate technology, and real estate industry expertise and proven ability to grow businesses through acquisitions make us uniquely qualified to pursue acquisitions.

Past performance of Cantor, its affiliates and our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance record of Cantor, its affiliates, or our management team as indicative of our future performance.

Initial Public Offering

On February 23, 2021, we consummated our initial public offering of 30,000,000 units. Each unit consists of one public share and one-fourth of one public warrant, with each public warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 700,000 private placement units to the sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds of $7,000,000.

A total of $300,000,000, comprised of $293,000,000 of the proceeds from the initial public offering and $7,000,000 of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental, acting as trustee.

We must complete our initial business combination by February 23, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by February 23, 2023, then we will proceed to liquidate, and we will distribute all amounts in the trust account.

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “CFVIU,” “CFVI” and “CFVIW,” respectively. Our units commenced public trading on February 19, 2021, and our public shares and public warrants commenced separate public trading on April 12, 2021.

Rumble Business Combination

On December 1, 2021, we entered into the Business Combination Agreement with Rumble. Capitalized terms used in this section of the Report but not otherwise defined herein have the meanings given to them in the Business Combination Agreement. Pursuant to the Business Combination Agreement and by means of an arrangement under Section 182 of the Business Corporations Act (Ontario) (the “Arrangement”), subject to the terms and conditions set forth in the Business Combination Agreement and a plan of arrangement (the “Plan of Arrangement”) to be submitted to the Ontario Superior Court of Justice (Commercial List), upon the closing of the transactions contemplated by the Business Combination Agreement (the “Closing” and such transactions, the “Transactions”), in exchange for their respective shares of capital stock of Rumble:

●	For each share of Rumble capital stock held by eligible electing Canadian shareholders of Rumble (“Electing Shareholders”), the Electing Shareholder will receive a number of exchangeable shares in an indirect, wholly owned Canadian subsidiary of the Company (the “ExchangeCo Shares”) equal to the quotient obtained by dividing the Price Per Company Share (as defined below) by $10.00 (the “Company Exchange Ratio”), and such Electing Shareholders shall concurrently subscribe for nominal value for a corresponding number of shares of Class C common stock of the Company, par value $0.0001 per share (the “Class C Common Stock”), a new class of voting, non-economic shares of common stock of the Company to be created and issued in connection with the Closing; and

●	For each share of Rumble capital stock held by all other shareholders of Rumble (“Non-Electing Shareholders”, and collectively with the Electing Shareholders, the “Rumble Shareholders”), such Non-Electing Shareholder will receive a number of shares of Class A common stock equal to the Company Exchange Ratio.

The “Arrangement Consideration” means the sum of $3,150,000,000, plus the cash and cash equivalents balance held by Rumble as of the Closing (net of outstanding indebtedness), plus the aggregate exercise price of all outstanding options to purchase Rumble stock.

The “Price Per Company Share” is obtained by dividing (x) the Arrangement Consideration by (y) the number of outstanding shares of capital stock of Rumble (calculated on a fully-diluted basis in accordance with the Business Combination Agreement).

In addition, under the Business Combination Agreement and the Arrangement, all outstanding options and warrants to purchase shares of Rumble capital stock will be exchanged for a certain number of options and warrants to purchase Class A common stock, respectively, based upon formulas set forth in the Business Combination Agreement, including earnout provisions for the options.

At Closing, the Escrow Portion (as defined below) of the aggregate shares of Class A common stock, shares of Class C Common Stock and ExchangeCo Shares issued in connection with the Arrangement to the Rumble Shareholders in exchange for their Rumble shares will be set aside in escrow accounts (the “Forfeiture Escrow Accounts”, and the shares in the Forfeiture Escrow Accounts, the “Forfeiture Escrow Shares”). “Escrow Portion” means the quotient of (a) 105,000,000 divided by (b) the Arrangement Consideration divided by $10.00. The Forfeiture Escrow Shares will be held in escrow for five years after the Closing (such period, the “Escrow Period”), at which time, if not earned and released to the Rumble Shareholders in accordance with the terms of the Business Combination Agreement, such Forfeiture Escrow Shares will be released to the Company for cancellation. The Forfeiture Escrow Shares will be earned and released by the Rumble Shareholders upon the closing price of the Class A common stock equaling or exceeding targets of $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 consecutive trading day period during the Escrow Period. In addition, the Forfeiture Escrow Shares are subject to early vesting in the event of a change of control transaction during the Escrow Period involving payments per share (including the Forfeiture Escrow Shares vested) exceeding the same target levels set forth above.

Subject to payment of the applicable exercise price of Exchanged Company Options, the holders thereof will receive corresponding Tandem Option Earnout Shares, which will be treated substantially the same as the Forfeiture Escrow Shares.

In addition, for an aggregate purchase price of $1.0 million (the “Class D Investment”), upon the Closing and pursuant to a subscription agreement to be entered into between Christopher Pavlovski, Rumble’s CEO and founder (“Mr. Pavlovski”) and the Company, the Company will issue and sell to Mr. Pavlovski a number of shares of Class D common stock, par value $0.001 per share (the “Class D Common Stock”), a new class of non-economic shares of common stock of the Company carrying the right to multiple votes per share to be created and issued in connection with the Closing, such that, taking into account the shares of Class A common stock (if any) and Class C Common Stock to be issued to Mr. Pavlovski at Closing, upon Closing, Mr. Pavlovski will have 85% of the voting power of the Company on a fully-diluted basis. Such shares of Class D Common Stock to be issued to Mr. Pavlovski are expected to be the only issued and outstanding shares of Class D Common Stock.

Contemporaneously with the execution of the Business Combination Agreement, the Company entered into separate Subscription Agreements (the “Subscription Agreements”) with a number of subscribers (each a “Subscriber”), including the sponsor, pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 8.5 million shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $85.0 million (the “PIPE Investments”), with the sponsor’s Subscription Agreement accounting for up to $7.59 million of such aggregate PIPE Investments. The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent Closing.

Contemporaneously with the execution of the Business Combination Agreement, the Company, Rumble and certain Rumble Shareholders entered into a Shareholder Support Agreement, pursuant to which, among other things, the Rumble Shareholders party to such agreement agreed (i) to vote their Rumble shares in favor of the Arrangement and other resolutions needed to consummate the Arrangement and the other Transactions, and, subject to limited exceptions, to not transfer such shares, (ii) to waive, and not to exercise, any dissent rights for Rumble shares in connection with the Arrangement, and (iii) to consent to the termination of certain existing agreements at Closing. The Rumble Shareholders party to the Shareholder Support Agreement collectively have a sufficient number of votes to approve the Arrangement.

Contemporaneously with the execution of the Business Combination Agreement, the Company entered into a Sponsor Support Agreement with the sponsor and Rumble, pursuant to which, among other things, the sponsor agreed (i) to vote its shares of the Company’s capital stock in favor of the Business Combination Agreement and each of the Transaction Proposals, and to not transfer such shares, (ii) not to redeem any of its shares of Company capital stock in connection with the Transactions, (iii) to waive its anti-dilution rights with respect to its shares of Class B common stock under the Charter, and (iv) to subject (a) certain of its shares of Company capital stock and warrants to additional transfer restrictions after Closing, (b) certain of its shares of Company capital stock to certain restrictions and potential forfeiture, pending the satisfaction of certain earnout targets, and (c) certain of its shares of Company capital stock to certain restrictions and potential forfeiture based on the available cash at Closing and then the satisfaction of certain earnout targets and other conditions set forth in the Sponsor Support Agreement.

Concurrently with the execution of the Business Combination Agreement, the Company entered into a Share Repurchase Agreement with Mr. Pavlovski, pursuant to which the Company agreed to repurchase from Mr. Pavlovski, upon the Closing, 1.1 million ExchangeCo Shares and redeem a corresponding number of shares of Class C Common Stock, for a total purchase price of $11.0 million. The closing of the share repurchase is contingent upon (and will take place immediately following), the Closing.

Concurrently with the execution of the Business Combination Agreement, the Company entered into separate Lock-Up Agreements (each a “Lock-Up Agreement”) with a number of Rumble Shareholders pursuant to which the securities of the Company and ExchangeCo held by such holders will be subject to customary transfer restrictions for a period of time following the Closing.

For more information on the Rumble Business Combination and the agreements described above, please see the Forms 8-K filed by the Company with the SEC on December 2, 2021 and the Rumble Registration Statement.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, which would include the Rumble Business Combination, help to build a company in an industry that complements the experience and expertise of our management team. Our acquisition selection process leverages the network of contacts developed by our management team and those of the sponsor and its affiliates, including relationships in the financial services, healthcare, real estate services, technology and software industries, comprising management teams of public and private companies, investment bankers, private equity sponsors, venture capital investors, advisers, attorneys and accountants that we believe should provide us with a number of business combination opportunities. We are deploying a proactive sourcing strategy and are focusing on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance. Following our initial public offering, our management team began communicating with their network of relationships, including employees of Cantor and its affiliates, to set forth the type of company that we want to target so that we could begin the process of locating, identifying, pursuing and reviewing potential target companies and promising leads.

Our management team and Cantor and its affiliates have experience in:

●	sourcing, structuring, acquiring and selling businesses;

●	fostering relationships with sellers, capital providers and target management teams;

●	negotiating transactions favorable to investors;

●	executing transactions in multiple geographies and under varying economic and financial market conditions;

●	accessing the capital markets, including financing businesses and helping companies transition to public ownership;

●	operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent;

●	acquiring and integrating companies; and

●	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses.

Investment Criteria

We are seeking to acquire one or more businesses with an aggregate enterprise value of approximately $600 million to $1.5 billion or more. We developed the following high level, non-exclusive investment criteria that we will use to screen for and evaluate target businesses. We are seeking to acquire a business that (1) has sustainable competitive advantages, (2) generates, or has the near-term potential to generate, predicable free cash flows, (3) would benefit from the capabilities of the sponsor and management team to improve its operations and market position, (4) has an experienced and capable management team, (5) has the potential to grow both organically and through additional acquisitions and (6) can be acquired at an attractive valuation to maximize potential returns to our stockholders.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our management team’s background, and to capitalize on the ability of our officers and directors to identify and acquire a business or businesses consistent with the experience of our management team and affiliates of the sponsor. We therefore are focusing on potential target companies in the financial services, healthcare, real estate services, technology and software industries.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

So long as we maintain a listing for our securities on Nasdaq, we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. If we are no longer listed on Nasdaq, we would not be required to satisfy the above-referenced fair market value test.

We may, at our option, pursue an Affiliated Joint Acquisition. We do not expect that we would pursue any such opportunity with another special purpose acquisition company sponsored by Cantor. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Cantor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination.

An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a specified future issuance. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the FPS. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the initial public offering (not including the private placement shares) plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock. The issuance of the FPS will not result in such an adjustment to the conversion ratio of our Class B common stock.

We anticipate structuring our initial business combination, such as the Rumble Business Combination, either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. So long as we obtain and maintain a listing for our securities on Nasdaq, we would be required to comply with such 80% rule.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we are targeting businesses with enterprise values that are greater than the net proceeds of our initial public offering, the sale of the private placement units and the sale of the FPS, and, as a result, if any cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

For more information regarding the PIPE Shares to be issued and the PIPE Investments to be made in connection with the Rumble Business Combination, please see “Rumble Business Combination” above.

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets to the extent possible, discussion with customers and suppliers, document reviews, as well as a review of financial, operational, legal and other information which will be made available to us and which we deem appropriate. We utilize our expertise and the sponsor’s expertise in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor or our officers or directors, including an Affiliated Joint Acquisition. While Rumble is not affiliated with the sponsor or our officers or directors, in the event we do not consummate the Rumble Business Combination and we seek to complete our initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor, or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. The sponsor has committed, pursuant to the FPA, to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of our initial business combination, 1,500,000 of our units on substantially the same terms as the sale of units in the initial public offering at $10.00 per unit, and 375,000 shares of Class A common stock. The funds from the sale of the FPS will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

Cantor is the beneficial owner of founder shares and/or private placement units by virtue of its ownership of the sponsor and members of our management team may indirectly own such securities. Either the sponsor will transfer up to 10,000 founder shares to each of our independent directors or we will pay cash fees to such directors, at our discretion. Because of such ownership and interests, Cantor and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

All of our officers are employed by Cantor or its affiliates. Cantor is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. While Cantor does not have any duty to offer acquisition opportunities to us, Cantor may become aware of a potential transaction that is an attractive opportunity for us, which Cantor may decide to share with us.

The sponsor, our officers, our directors, Cantor and their affiliates may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. In particular, certain of our executive officers and directors also serve as executive officers or directors of other special purpose acquisition companies sponsored by Cantor as set forth below, each of which is focused on searching for businesses that may provide significant opportunities for attractive investor returns in industries similar to the industries in which our search is focused. As a result, the sponsor and our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. The Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets, such as Rumble. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for shares of Class A common stock (or shares of a new holding company) or for a combination of shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 23, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

In addition, only holders of our founder shares have the right to vote on the election of directors prior to the consummation of our initial business combination. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We have utilized, and will continue to utilize, these exemptions.

Financial Position

With funds available for an initial business combination in the amount of $300,000,000, based on the balance of our trust account as of December 31, 2021, we offer a target business, such as Rumble, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, other than with respect to the PIPE Investments for the Rumble Business Combination, we have not taken any steps to secure any third party financing and there can be no assurance any additional third party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our business combination, at which point we will engage in the business of the target we acquire in our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the (i) initial public offering, (ii) private placement of the private placement units, (iii) $15,000,000 FPA, (iv) sale of our securities in connection with our initial business combination (pursuant to forward purchase contracts or any backstop agreements we may enter into following the consummation of the initial public offering or otherwise), (v) shares issued to the owners of the target, (vi) debt issued to bank or other lenders or the owners of the target, or (vii) a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account, as well as the $15,000,000 from the FPA, for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition to the transactions contemplated by the FPA, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering, the sale of the private placement units as well as the $15,000,000 from the FPA, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, other than the FPA and the Subscription Agreements, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as the sponsor and its affiliates, have brought, and may bring, to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. In addition, we have received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and the sponsor and its affiliates.

We may also contact targets that any of the other special purpose acquisition companies sponsored by Cantor had considered if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will the sponsor or any of our existing officers or directors, or any entity with which the sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) other than as described herein. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor or our officers or directors, including an Affiliated Joint Acquisition. While Rumble is not affiliated with the sponsor, its affiliates or our officers or directors, in the event we do not consummate the Rumble Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with the sponsor, its affiliates, or our officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that such an initial business combination is fair to our stockholders from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary, contractual or other duties. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. The Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Selection of a Target Business and Structuring of our Initial Business Combination

So long as we maintain a listing for our securities on Nasdaq, we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of merger and acquisition transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating prospective business targets, we have conducted, and, if applicable, will conduct, a thorough due diligence review, which encompasses and may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that is made available to us.

We have engaged CF&Co., an affiliate of the sponsor, pursuant to a business combination marketing agreement as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination as described elsewhere in this Report. We have also engaged CF&Co. as a financial advisor and placement agent in connection with the Rumble Business Combination and have agreed to pay CF&Co. a customary financial advisory fee and placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. In the event the Rumble Business Combination is not consummated, we may engage CF&Co, or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management of Rumble, when evaluating the desirability of effecting our initial business combination with that business and will continue to do so if the Rumble Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, other than with respect to the Rumble Business Combination, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. If the Rumble Business Combination is consummated, none of our directors are expected to remain with the Company after consummation of the Rumble Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. If the Rumble Business Combination is consummated, none of our key personnel are expected to remain with the Company after consummation of the Rumble Business Combination. The determination as to whether any of our key personnel will remain with any other potential combined company, if the Rumble Business Combination is not consummated, will be made at the time of our initial business combination.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule (as is the case with the Rumble Business Combination), or, if the Rumble Business Combination is not consummated, we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required

Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

So long as we maintain a listing for our securities on Nasdaq, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or any their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or any of their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The sponsor, our officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom the sponsor, our officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that the sponsor, our officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The sponsor, our officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by the sponsor, our officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. The sponsor, our officers, directors, advisors and/or any of their respective affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend the Charter would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to the Charter:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by the sponsor, which number will be based on the requirement that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to the Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, the sponsor and our officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need only 10,900,001, or 36.3%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed business combination.

The Charter provides that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn with our consent at any time up to the date of the stockholder meeting set forth in our proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Rumble Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until February 23, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

The Charter provides that we will have until February 23, 2023 to consummate a business combination. If we are unable to complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

The sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by February 23, 2023. However, if the sponsor or our officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

The sponsor and our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to the Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 23, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate the Rumble Business Combination or any other initial business combination by February 23, 2023, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from any amounts held outside the trust account, together with the $1,750,000 loan committed by the sponsor, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the initial public offering, did not, or will not, execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. The sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable from interest, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked the sponsor to reserve for such indemnification obligations, nor have we independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations and believe that the sponsor’s only assets are securities of our company. Therefore, we cannot assure you that the sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked the sponsor to reserve for such indemnification obligations and we cannot assure you that the sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside of the trust account ($25,000 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by February 23, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following February 23, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, the sponsor may be liable if no waiver against the trust account is executed, only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all of the amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of the Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 23, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by February 23, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in such stockholder’s redemption of its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of the Charter, like all provisions of the Charter, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and if the Rumble Business Combination is not consummated, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations, including affiliates of the sponsor. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination if the Rumble Business Combination is not consummated.

Facilities

Our executive offices are located at 110 East 59th Street, New York, NY 10022, and our telephone number is (212) 938-5000. The cost for our use of this space is included in the $10,000 per month fee we pay to the sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, public shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or the International Financial Reporting Standards, as issued by the International Accounting Standards Board, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 23, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target.

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame.

●	Our expectations around the performance of a prospective target business or businesses may not be realized.

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination.

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.

●	If we do not consummate the Rumble Business Combination, we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption.

●	If we do not consummate the Rumble Business Combination, we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Our warrants and the FPS are being accounted for as a liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities.

●	Trust account funds may not be protected against third party claims or bankruptcy.

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading.

●	Our financial performance following a business combination may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

●	If the Rumble Business Combination is not consummated, there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	We have engaged CF&Co. as a financial advisor and placement agent in connection with the Rumble Business Combination and have agreed to pay CF&Co. a customary financial advisory fee and placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. In the event we do not consummate the Rumble Business Combination, we may engage CF&Co. or one of its affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. CF&Co. is entitled to receive a business combination marketing fee that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause CF&Co. to have potential conflicts of interest in rendering any such additional services to us.

●	We may attempt to complete our initial business combination with a private company (including Rumble) about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because the sponsor and our officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

●	Resources could be wasted in researching acquisitions that are not completed (including the Rumble Business Combination), which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	Our ability to consummate an initial business combination, including the Rumble Business Combination, may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and the additional risk factors previously disclosed in our Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 14, 2021. For risks relating to Rumble and the Rumble Business Combination, please see the Rumble Registration Statement filed with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 110 East 59th Street, New York, NY 10022, and our telephone number is (212) 938-5000. The cost for our use of this space is included in the $10,000 per month fee we pay to the sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “CFVIU,” “CFVI” and “CFVIW,” respectively. Our units commenced public trading on February 19, 2021, and our public shares and public warrants commenced separate public trading on April 12, 2021.

(b)	Holders

On March 24, 2022, there were two (2) holders of record of our units, one (1) holder of record of our Class A common stock, three (3) holders of record of our Class B common stock and one (1) holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On February 23, 2021, the Company consummated its initial public offering of 30,000,000 units. Each unit consists of one public share and one-fourth of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000.

A total of $300,000,000 of the proceeds from the initial public offering and the sale of the private placement units (which amount includes $10,500,000 of business combination marketing fees payable to CF&Co. for certain services to be provided in connection with our initial business combination), was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to CF Acquisition Corp. VI. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware on April 17, 2020 for the purpose of effecting an initial business combination. Our sponsor is CFAC Holdings VI, LLC.

Although we are not limited to a particular industry or sector for purpose of consummating an initial business combination, we are focusing our search on companies operating in the financial services, healthcare, real estate services, technology and software industries. We are an early stage and emerging growth company and, as such, subject to all of the risks associated with early stage and emerging growth companies.

Our Registration Statement for our initial public offering became effective on February 18, 2021. On February 23, 2021, we consummated the initial public offering of 30,000,000 units, at a purchase price of $10.00 per unit, generating gross proceeds of $300,000,000. Each unit consists of one share of Class A common stock and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable 30 days after the completion of the initial business combination and will expire 5 years after the completion of the initial business combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of our initial public offering, we consummated the sale of 700,000 units at a price of $10.00 per private placement unit to the sponsor in a private placement, generating gross proceeds of $7,000,000.

Following the closing of the initial public offering and sale of private placement units on February 23, 2021, an amount of $300,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private placement units was placed in a trust account located in the United States at J.P. Morgan Chase Bank, N.A., with Continental acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the trust account, as described below.

We have until February 23, 2023 (24 months from the closing of the initial public offering), or a later date approved by our stockholders in accordance with the Charter, to consummate an initial business combination (the “Combination Period”). If we are unable to complete an initial business combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within the Combination Period.

Liquidity and Capital Resources

As of both December 31, 2021 and 2020, we had $25,000 of cash in our operating account. As of December 31, 2021 and 2020, we had a working capital deficit of approximately $2,516,000 and $157,000, respectively. For the year ended December 31, 2021, we had approximately $23,000 of interest income from the trust account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through December 31, 2021 have been satisfied through a contribution of $25,000 from the sponsor in exchange for the issuance of the founder shares, a loan of approximately $151,000 from the sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the private placement with the sponsor not held in the trust account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the initial public offering. In addition, in order to finance transaction costs in connection with an initial business combination, the sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to our initial business combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans. As of December 31, 2021 and 2020, there was approximately $949,000 and $0 outstanding, respectively, under the Sponsor Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the sponsor to meet our needs through the earlier of the consummation of an initial business combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Results of Operations

Our entire activity from inception through December 31, 2021 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, to locating and completing a suitable initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021 we had a net loss of approximately $17,908,000, which consisted of approximately $10,418,000 of loss from the change in fair value of warrant liability, approximately $4,453,000 of loss from the change in fair value of FPS liability, approximately $2,756,000 of general and administrative expenses, approximately $202,000 of franchise tax expense, and approximately $102,000 of administrative expenses paid to the sponsor, partially offset by approximately $23,000 of interest income on investments held in the trust account.

 For the period from inception to December 31, 2020, we had a net loss of approximately $1,300, which consisted of approximately $1,300 of general and administrative expenses.

Contractual Obligations

Business Combination Marketing Agreement

We engaged CF&Co., an affiliate of the sponsor, as an advisor in connection with the initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination in an amount of $10,500,000, which is equal to 3.5% of the gross proceeds of the initial public offering.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the sponsor, after the initial public offering and prior to our initial business combination. As of December 31, 2021 and 2020, we had borrowed approximately $949,000 and $0, respectively, under the Sponsor Loan.

The sponsor pays expenses on our behalf and we reimburse the sponsor for such expenses paid on our behalf. As of December 31, 2021 and 2020, we had accounts payable outstanding to the sponsor for such expenses paid on our behalf of approximately $557,000 and $106,000, respectively.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting polices:

Use of Estimates

The preparation of our financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit) and consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until February 23, 2023 to consummate an initial business combination. Our mandatory liquidation date, if an initial business combination is not consummated, raises substantial doubt about our ability to continue as a going concern. our financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Emerging Growth Company

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

Warrant and FPS Liability

We account for our outstanding public warrants and private placement warrants and the FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and the FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and the FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the consolidated statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the public shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 31, 2020, 30,000,000 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of our consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Loss Per Share of Common Stock

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

We have not considered the effect of the warrants to purchase an aggregate of 7,675,000 shares of Class A common stock sold in the initial public offering and the concurrent private placement in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Part IV, Item 15 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination, including the Rumble Business Combination, may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination, including the Rumble Business Combination.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-27  comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Controls over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was not effective. This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

In light of the above material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Howard W. Lutnick	60	Chairman and Chief Executive Officer
Anshu Jain	58	President and Director
Jane Novak	57	Chief Financial Officer
Douglas Barnard	61	Director
Harry J. Elam, Jr.	65	Director
Natasha Cornstein	47	Director
Steven Bisgay	54	Director

The experience of our directors and executive officers is as follows:

Howard W. Lutnick has been our Chairman and Chief Executive Officer since April 2020 Mr. Lutnick is also the Chairman and Chief Executive Officer of Cantor. Mr. Lutnick joined Cantor in 1983 and has served as Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is also the Chairman of the Board of Directors of BGC Partners, Inc. and its Chief Executive Officer, positions in which he has served from June 1999 to the present. In addition, Mr. Lutnick has served as Chairman of Newmark Group, Inc. since 2016. Mr. Lutnick served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. (“Cantor SPAC I”) from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”) in November 2020, CF Finance Acquisition Corp. II (“Cantor SPAC II”) from September 2019 until consummation of its business combination with View, Inc. (“View”) in March 2021, CF Finance Acquisition Corp. III (“Cantor SPAC III”) from January 2020 until consummation of its business combination with AEye, Inc. (“AEye”) in August 2021, and CF Acquisition Corp. V (“Cantor SPAC V”) from April 2020 until consummation of its business combination with Satellogic, Inc. (“Satellogic”) in January 2022. Mr. Lutnick also serves as the Chairman and Chief Executive Officer of CF Acquisition Corp. IV (“Cantor SPAC IV”) since January 2020, CF Acquisition Corp. VII (“Cantor SPAC VII”) since July 2020 and CF Acquisition Corp. VIII (“Cantor SPAC VIII”) since July 2020. Mr. Lutnick has also served as a director of Satellogic since January 2022. Mr. Lutnick is a member of the Board of Directors of the National September 11 Memorial & Museum, the Board of Directors of the Partnership for New York City, the Board of Directors of the Horace Mann School, and the Board of Overseers of The Hoover Institution. In addition, Mr. Lutnick has served as Chairman and Chief Executive Officer of each of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and Rodin Income Trust, Inc. since February 2017 and as President of Rodin Income Trust, Inc. since January 2018. We believe that Mr. Lutnick is qualified to serve as a member of our board of directors due to his extensive investment, management and public company experience.

Anshu Jain has been our President since October 2020 and our director since February 2021. Mr. Jain is also the President of Cantor, a position he has held since January 2017. Mr. Jain directs strategy, vision and operational foundation across Cantor’s businesses. Mr. Jain also served as the President of Cantor SPAC I, from January 2018, and a director of Cantor SPAC I, from December 2018, until in each case consummation of its business combination with GCM Grosvenor in November 2020, as the President of Cantor SPAC II, from September 2019, and a director of Cantor SPAC II, from August 2020, until in each case consummation of its business combination with View in March 2021, as the President of Cantor SPAC III, from March 2020, and a director of Cantor SPAC III, from November 2020, until in each case consummation of its business combination with AEye in August 2021, and as the President of Cantor SPAC V, from September 2020, and a director of Cantor SPAC V, from January 2021, until, in each case consummation of its business combination with Satellogic in January 2022. Mr. Jain also serves as the President of Cantor SPAC IV since September 2020 and a director of Cantor SPAC IV since December 2020, as the President of Cantor SPAC VIII since January 2021 and a director of Cantor SPAC VIII since March 2021, as the President of Cantor SPAC VII since January 2021 and as a director of Cantor SPAC VII since December 2021. Mr. Jain was Co-CEO of Deutsche Bank from June 2012 to June 2015. Between February 2016 and March 2017, Mr. Jain was an advisor to Social Finance Inc. and consultant to Deutsche Bank from July 2015 to January 2016. He was also a member of Deutsche Bank’s Management Board from 2009 to 2015 and Deutsche Bank’s Group Executive Committee from 2002 to 2015 and previously led Deutsche Bank’s team advising the UK Treasury on financial stability. Mr. Jain joined Deutsche Bank from Merrill Lynch in 1995. Mr. Jain sat on the Board of Directors of the Institute of International Finance from 2012 to 2015 and previously was a member of the Financial Services Forum and served on the International Advisory Panel of the Monetary Authority of Singapore. Mr. Jain is a trustee of Chance to Shine, a leading UK based sports charity whose mission is to spread the power of cricket throughout schools and communities. Mr. Jain also serves on the MIT Sloan Finance Group Advisory Board. Mr. Jain received his Bachelor’s degree in Economics, with honors, from the University of Delhi and his MBA in Finance, Beta Gamma Sigma, from the University of Massachusetts Amherst. We believe that Mr. Jain is qualified to serve as a member of our board of directors due to his extensive investment and management experience.

Jane Novak has been our Chief Financial Officer since July 2021. Ms. Novak joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy. In this role, Ms. Novak provides guidance to Cantor and its affiliates on complex accounting matters, including, among other things, compliance with U.S. GAAP, IFRS, and SEC pronouncements, establishing formal accounting policies, reviewing SEC filings, leading new accounting standards implementation and monitoring standard-setting activities. Ms. Novak has also served as the Chief Financial Officer of Cantor SPAC IV and Cantor SPAC VIII since July 2021 and Cantor SPAC VII since November 2021. Ms. Novak also served as the Chief Financial Officer of Cantor SPAC III from July 2021 until consummation of its business combination with AEye in August 2021 and as Chief Financial Officer of Cantor SPAC V from July 2021 until consummation of its business combination with Satellogic in January 2022. Prior to joining Cantor, Ms. Novak worked for a number of financial services institutions over the prior 20 years, including Annaly Capital Management from February 2016 to September 2017, holding accounting policy, financial reporting and SEC reporting positions of progressive responsibility. Ms. Novak began her career in the audit practice at Deloitte’s New York office, serving financial services clients. Ms. Novak graduated summa cum laude from Brooklyn College, CUNY, with a B.S. in Accounting. Ms. Novak holds an active CPA license from the State of New York and is a member of the American Institute of Certified Public Accountants.

Douglas R. Barnard has been our director since February 2021. Mr. Barnard has served on the Board of Managers at Prophet Asset Management, a registered investment advisor with over $2 billion under management since July 2015. Prior to that, Mr. Barnard was the Chief Financial Officer and Executive Managing Director of Cantor from July 2006 until his retirement in April 2015. As Chief Financial Officer of Cantor, Mr. Barnard was responsible for Cantor’s global financial and management accounting, regulatory reporting, treasury and risk functions and also served as a member of multiple boards and committees at the company. Prior to joining Cantor in July 2006, Mr. Barnard served as the Chief Administrative Officer for Dover Management LLC, an investment management firm, where he oversaw all compliance, finance and administrative functions. Prior to his tenure with Dover, Mr. Barnard held the position of Managing Director and Controller of the Americas Region at Deutsche Bank AG, where he oversaw all regional financial control during a period of rapid expansion, including the integration of Bankers Trust Corporation. He also served as Chief Financial Officer for Deutsche’s Asia-Pacific Region based in their Singapore office. Previously, Mr. Barnard was Vice President and Investment Banking Controller at Goldman Sachs & Co., joining the bank from Deloitte Haskins & Sells. Mr. Barnard earned a BBA in public accounting from Pace University in 1982. He was a certified public accountant and a past member of the Financial Management Division of the Securities Industry Association, the Connecticut Society of CPAs and the American Institute of CPAs. Current and prior affiliations include the National Forest Foundation and the Corporate Cares Gala supporting the American Cancer Society. We believe that Mr. Barnard is qualified to serve as a member of our board due to his extensive accounting and management experience.

Harry J. Elam, Jr. has been our director since February 2021. Harry Elam is the 16th President of Occidental College in Los Angeles. He is responsible for the effective operation of the liberal arts college with 2,050 students and 200 faculty. Prior to coming to Occidental, from 2010 through 2020, Mr. Elam served as the Freeman-Thornton Vice Provost for Undergraduate Education at Stanford University where he oversaw the policies, procedures, and operations of the undergraduate education program for the university. Harry Elam was a faculty member at Stanford from 1990-2020. Mr. Elam is a leader on issues of diversity and inclusion. Mr. Elam is the author and co-editor of seven books, including the award-winning The Past as Present in the Drama of August Wilson (University of Michigan Press, 2006), and dozens of journal articles and book chapters. Mr. Elam was inducted into the American Academy of Arts and Sciences as well as the College of Fellows of the American Theatre. The Association for Theatre in Higher Education awarded him its highest recognition, the Distinguished Scholar Award, and he is the recipient of the Career Achievement Award from the American Society for Theatre Research. In addition to his scholarly work, Mr. Elam has directed theatrical productions professionally for more than 25 years. Mr. Elam has also served as a director of the Rose Hills Foundation since September 2020, a non-profit organization dedicated to supporting partner nonprofits who serve the Southern California community and in particular, low-income, vulnerable individuals and families. Mr. Elam has an A.B. from Harvard College and a Ph.D. from University of California Berkeley. We believe that Mr. Elam is qualified to serve as a member of our board due to his extensive management and board experience.

Natasha Cornstein has served as our director since February 2022. Ms. Cornstein has extensive executive and management experience in operations, marketing and communications encompassing strategic planning, creative development, public relations and corporate communications, interactive marketing, media planning and buying, and database /direct-marketing. Since January 2015, Ms. Cornstein has served as the Chief Executive Officer of Blushington, LLC, a beauty services and retail business. She led the national expansion of the brand and their pivot from a brick and mortar beauty services business to a technology driven beauty education platform. Ms. Cornstein is a passionate advocate for nurturing women in business and was recently named as a Beauty United Mentor for women of color. In 2020, she was named to the Glossy 50 list of the top 50 executives in the beauty industry in their leadership category. From 2012 to 2014, Ms. Cornstein served as Director of Brand Management for CIRCA, where she led the company’s re-branding initiatives across traditional and digital platforms and served as the brand’s spokesperson during their international expansion. Prior to that, from 2003 to 2012, Ms. Cornstein served as Vice President of Client Services and Media Relations at Pinnacle Management Corp, a boutique athlete representation firm specializing in NBA and international basketball players. Ms. Cornstein is the Founder of the Beauty & Wellness Forum that brought together 100+ CEOs of beauty & wellness companies to collaborate during COVID-19, and is also the Co-founder of the Courts of Dreams Foundation, a non-profit organization dedicated to restoring outdoor basketball courts in underserved neighborhoods in New York City. Ms. Cornstein has also served as a director of Cantor SPAC VII since December 2021 and served as a director of Cantor SPAC V from January 2021 until consummation of its initial business combination with Satellogic in January 2022. Ms. Cornstein is a graduate of the CORO Fellows program in Public Affairs and earned a B.A. in Latin American Studies from Washington University in St. Louis. We believe that Ms. Cornstein is qualified to serve as a member of our board due to her extensive experience in business management.

Steven Bisgay has served as our director since July 2021. Mr. Bisgay is currently the Chief Financial Officer of BGC Partners, Inc., a position he has held since January 2020. Mr. Bisgay joined Cantor in February 2015. From that time until August 2020, and from January 2021 to present, Mr. Bisgay served as the Chief Financial Officer of Cantor. Mr. Bisgay continues to oversee overlapping functions of BGC’s and Cantor’s businesses such as bondholder, lender, and rating agency relations. Mr. Bisgay also held various offices at and provided services to other affiliates of Cantor until December 2019, including as the Chief Financial Officer of Cantor SPAC I from October 2015 and as a director of Cantor SPAC I from December 2018, until December 2019 and as a director, Chief Financial Officer and Treasurer of two publicly non-traded REITs, Rodin Income Trust, Inc. and Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), beginning in 2016. Mr. Bisgay has also served as a director of Cantor SPAC IV and Cantor SPAC VIII since July 2021 and as a director of Cantor SPAC VII since December 2021. Mr. Bisgay served as a director of Cantor SPAC V from July 2021 until consummation of its business combination with Satellogic in January 2022. Prior to his time at Cantor, Mr. Bisgay was Chief Financial Officer at KCG Holdings, Inc., a market-making firm focused on client trading solutions, liquidity services and market-making technologies, after serving as Chief Financial Officer and Chief Operating Officer, Head of Business Development, Group Controller, and Director of Internal Audit at Knight Capital Group, Inc. and as a Senior Manager at PricewaterhouseCoopers, LLP. Mr. Bisgay received a B.S. in Accounting from Binghamton University and a M.B.A. from Columbia University. Mr. Bisgay also is registered with FINRA, holds a Series 27 Financial and Operations Principal license and is a Certified Public Accountant. We believe that Mr. Bisgay is qualified to serve as a member of our board of directors due to his extensive accounting and management experience.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six directors. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of the Charter may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, including Mr. Lutnick. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Jain, Mr. Bisgay and Ms. Cornstein, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Lutnick, Mr. Barnard and Mr. Elam, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; provided, however, that prior to the consummation of our initial business combination, any or all of the directors may be removed from office, for cause or not for cause, only by the affirmative vote of holders of a majority of the voting power of all then outstanding founder shares. Subject to any other special rights applicable to the stockholders, including holders of preferred stock, whenever any director shall have been elected by the holders of any class of stock voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and in any case, prior to the consummation of our initial business combination, by a majority of the holders of our founder shares, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Senior Managing Directors, Managing Directors, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and certain limited exceptions, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Mr. Barnard, Mr. Elam and Ms. Cornstein serve as members of our audit committee, and Mr. Barnard chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Barnard, Mr. Elam and Ms. Cornstein each meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b) (1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Barnard qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Barnard, Mr. Elam and Ms. Cornstein serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we generally would be required to have at least two members of the compensation committee, all of whom must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. Mr. Barnard, Mr. Elam and Ms. Cornstein are each independent and Mr. Barnard chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mr. Barnard, Mr. Elam, and Ms. Cornstein. In accordance with Rule 5605 of the Nasdaq rules, each of Mr. Barnard, Mr. Elam and Ms. Cornstein is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. However, prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Except as described below, none of our officers or directors has received any cash compensation for services rendered to us. Except as described below, to date, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors, or, other than as described herein, to the sponsor or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, either the sponsor will transfer up to 10,000 founder shares to each of our independent directors or we will pay cash fees to such directors, at our discretion. In February 2021, the sponsor transferred 10,000 founder shares to each of Mr. Barnard and Mr. Elam. In connection with her appointment as a director of the Company, the Company agreed to pay Ms. Cornstein $5,000 a month, payable in arrears, with the last payment paid pro rata upon consummation of our initial business combination. We pay an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. In addition, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the sponsor, our officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have nor do we expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination. We have engaged CF&Co., an affiliate of the sponsor, pursuant to a business combination marketing agreement as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination as described elsewhere in this Report. We have also engaged CF&Co. as a financial advisor and placement agent in connection with the Rumble Business Combination and have agreed to pay CF&Co. a customary financial advisory fee and placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. In the event the Rumble Business Combination is not consummated, we may engage CF&Co, or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

If we do not consummate the Rumble Business Combination, after the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although if we do not consummate the Rumble Business Acquisition, it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 38,200,000 shares of our common stock, consisting of (i) 30,700,000 shares of our Class A common stock and (ii) 7,500,000 shares of our Class B common stock, issued and outstanding as of March 24, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
CFAC Holdings VI, LLC(2)(3)	700,000	2.3%	7,480,000	99.7%	21.4%
Howard W. Lutnick(2)(3)	700,000	2.3%	7,480,000	99.7%	21.4%
Anshu Jain	—	—	—	—	—
Jane Novak	—	—	—	—	—
Douglas Barnard	—	—	10,000	*	*
Harry J. Elam, Jr.	—	—	10,000	*	*
Natasha Cornstein	—	—	—	—	—
Steven Bisgay	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	700,000	2.3%	7,500,000	100%	21.5%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CF Acquisition Corp. VI, 110 East 59th Street, New York, NY 10022.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock, which shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 “Description of Registered Securities,” and with respect to the interests held after the initial public offering, 700,000 private placement shares. Excludes shares issuable pursuant to the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Report.

(3)	The sponsor is the record holder of such shares. Cantor is the sole member of the sponsor. CFGM is the managing general partner of Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the common stock held directly by the sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes shares issuable pursuant to the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Report.

The sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

For more information on the Rumble Business Combination, see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In April 2020, the sponsor purchased an aggregate of 20,125,000 founder shares for an aggregate purchase price of $25,000. In October 2020, the sponsor returned to us, at no cost, an aggregate of 5,750,000 founder shares, which we cancelled, and in January 2021, the sponsor returned to us, at no cost, an aggregate of 5,750,000 founder shares, which we cancelled resulting in an aggregate of 8,625,000 founder shares outstanding and held by the sponsor. In addition, in February 2021, the sponsor transferred 10,000 founder shares to each of Mr. Douglas Barnard and Mr. Harry J. Elam, Jr., two of our independent directors. On February 23, 2021, 1,125,000 founder shares were forfeited by the sponsor so that the founder shares represent 20% of the Company’s issued and outstanding shares after the initial public offering (not including the private placement shares), resulting in an aggregate of 7,500,000 founder shares outstanding and held by the sponsor and independent directors of the Company. The founder shares (including the Class A common stock issuable upon conversion thereof in connection with our initial business combination) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder for a period of time as set forth in the letter agreement among us, the sponsor and our directors and officers.

The sponsor has committed, pursuant to the FPA, to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of our initial business combination, 1,500,000 of our units and 375,000 shares of Class A common stock. The funds from the sale of the FPS may be used as part of the consideration to the sellers in the initial business combination or for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

The sponsor, pursuant to a written agreement, purchased an aggregate of 700,000 private placement units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of the initial public offering.

The private placement units and the units issuable pursuant to the FPA are identical to the units sold in the initial public offering except that the private placement warrants included therein and the warrants underlying the units issuable pursuant to the FPA (i) so long as they are held by the sponsor or its permitted transferees, will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination, (iii) so long as they are held by the sponsor or its permitted transferees, may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by the sponsor, will not be exercisable more than five years from the effective date of the Registration Statement in accordance with FINRA Rule 5110(g). The private placement units (including the private placement shares, the private placement warrants and the shares of Class A common stock issuable upon exercise thereof) and the units issuable pursuant to the FPA (including the shares of Class A common stock and the warrants underlying such units, and the shares of Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. The Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with the sponsor, its affiliates, or our officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete our initial business combination with a business that is affiliated with the sponsor, its affiliates or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the FPS.

Other than as described below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to the sponsor, our officers and directors, or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). In February 2021, the sponsor transferred 10,000 founder shares to each of Mr. Douglas Barnard and Mr. Harry J. Elam, Jr., two of our independent directors. In connection with her appointment as a director of the Company, the Company agreed to pay Ms. Cornstein $5,000 a month, payable in arrears, with the last payment paid pro rata upon consummation of the Company’s initial business combination. Upon election of any additional independent director, either the sponsor will transfer up to 10,000 founder shares to such director or we will pay cash to such director, at our discretion.

In addition, the sponsor, our officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the sponsor or our officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of the initial public offering, the sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the initial public offering. This loan was non-interest bearing, unsecured and was due at the earlier of September 30, 2021 or the closing of the initial public offering. The loan was repaid upon the closing of the initial public offering out of the estimated $750,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions).

On February 19, 2021, we began paying an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, the sponsor will be paid a total of $240,000 ($10,000 per month) and will be entitled to be reimbursed for any out-of-pocket expenses.

We have engaged CF&Co., an affiliate of the sponsor, pursuant to a business combination marketing agreement as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination as described elsewhere in this Report. We have also engaged CF&Co. as a financial advisor and placement agent in connection with the Rumble Business Combination and have agreed to pay CF&Co. a customary financial advisory fee and placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. In the event the Rumble Business Combination is not consummated, we may engage CF&Co, or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

In order to finance transaction costs in connection with an intended initial business combination, the sponsor has committed $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to our initial business combination. In addition, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. The terms of such additional loans by the sponsor, its affiliates and our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

If we do not consummate the Rumble Business Combination, after our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement units, the private placement shares, the private placement warrants, the FPS and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

We paid the underwriters an aggregate of $6,000,000 (or $0.20 per unit) in underwriting discounts and commissions in connection with the initial public offering. No commissions were paid on any units sold pursuant to the underwriters’ over-allotment option. We also paid $100,000 to Odeon Capital Group, LLC for acting as the “qualified independent underwriter” in the initial public offering.

We have engaged CF&Co. as an advisor in connection with our business combination, pursuant to the business combination marketing agreement entered into in connection with the initial public offering. We will pay CF&Co. a cash fee for such services upon the consummation of our initial business combination in an amount equal to $10,500,000, which is equal to 3.5% of the gross proceeds of the initial public offering. As a result, CF&Co. will not be entitled to such fee unless we consummate our initial business combination.

Related Party Policy

Prior to our initial public offering, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. A copy of the code of ethics that we adopted was filed as an exhibit to the Registration Statement.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of the initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A copy of the audit committee charter that we adopted prior to the consummation of the initial public offering was filed as an exhibit to the Registration Statement. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of the sponsor or officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. Furthermore, there will be no finder’s fees, reimbursement, consulting fee, non-cash payments, monies in respect of any payment of a loan or other compensation paid by us to the sponsor, our officers or directors, or any affiliate of the sponsor or our officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) other than the following payments, none of which will be made from the proceeds of the initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment to the sponsor for office space, administrative and shared personnel support services, in an amount equal to $10,000 per month;

●	Either the sponsor will transfer up to 10,000 founder shares to each of our independent directors or we will pay cash fees to such directors, at our discretion;

●	Reimbursement for any out-of-pocket expenses incurred related to identifying, investigating and completing an initial business combination;

●	Repayment of loans, including the $1,750,000 loan commitment made by the sponsor for working capital, which may be made by the sponsor or an affiliate of the sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto (provided that in no event will any loans provided by the sponsor be convertible into our securities); and

●	Payment to CF&Co. of its underwriting discount, business combination marketing fee, fees for any financial advisory, placement agency or other similar investment banking services CF&Co. may provide to our company in the future, including in connection with the closing of our initial business combination, and reimbursement of CF&Co. for any out-of-pocket expenses incurred by it in connection with the performance of such services.

Our audit committee will review on a quarterly basis all payments that were made to the sponsor, our officers or directors, or our or their affiliates.

Director Independence

So long as we maintain a listing for our securities on Nasdaq, a majority of our board of directors generally must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. We rely on the “controlled company” exception to such requirement of Nasdaq. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Barnard, Mr. Elam and Ms. Cornstein is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from April 17, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled, $61,285 and $31,930, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for both the year ended December 31, 2021 and for the period from April 17, 2020 (inception) through December 31, 2020.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees for both the year ended December 31, 2021 and for the period from April 17, 2020 (inception) through December 31, 2020.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for both the year ended December 31, 2021 and for the period from April 17, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CF ACQUISITION CORP. VI

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2021 and for the Period from April 17, 2020 (Inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2021 and for the Period from April 17, 2020 (Inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from April 17, 2020, 2020 (Inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Acquisition Corp. VI

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CF Acquisition Corp. VI (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from April 17, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from April 17, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 1 to the financial statements, the financial statement as of February 23, 2021 has been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 23, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 24, 2022

PCAOB ID Number 100

CF ACQUISITION CORP. VI

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	482,069	-
Total current assets	507,069	25,000
Deferred offering costs associated with the initial public offering	-	180,805
Other assets	64,562	-
Cash equivalents held in Trust Account	300,023,016	-
Total Assets	$300,594,647	$205,805

Liabilities and Stockholders’ Equity (Deficit):
Current Liabilities:
Accrued expenses	$1,316,833	$76,294
Payables to related party	557,123	105,805
Sponsor loan - promissory notes	949,154	-
Franchise tax payable	200,000	-
Total Current Liabilities	3,023,110	182,099
Warrant liability	19,954,232	-
FPS liability	4,452,968	-
Total Liabilities	27,430,310	182,099

Commitments and Contingencies
Class A common stock subject to possible redemption, 30,000,000 and 0 shares issued and outstanding at redemption value of $10.00 per share as of December 31, 2021 and 2020, respectively	300,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both December 31, 2021 and, 2020	-	-
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 700,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of December 31, 2021 and no shares issued or outstanding as of December 31, 2020	70	-
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 7,500,000 and 8,625,000(1) shares issued and outstanding as of December 31, 2021 and, 2020, respectively	750	863
Additional paid-in capital	160,975	24,137
Accumulated deficit	(26,997,458)	(1,294)
Total Stockholders’ Equity (Deficit)	(26,835,663)	23,706
Total Liabilities and Stockholders’ Equity (Deficit)	$300,594,647	$205,805

(1)	This number has been retroactively adjusted to reflect cancellations of 5,750,000 shares of Class B common stock in October 2020 and 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

CF ACQUISITION CORP. VI

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from April 17, 2020 (Inception) through December 31,
	2021	2020

General and administrative costs	$2,756,496	$1,294
Administrative expenses - related party	102,143	-
Franchise tax expense	201,515	-
Loss from operations	(3,060,154)	(1,294)
Interest income on investments held in Trust Account	23,016	-
Changes in fair value of warrant liability	(10,418,045)	-
Changes in fair value of FPS liability	(4,452,968)	-
Net loss	$(17,908,151)	$(1,294)

Weighted average number of shares of common stock outstanding:
Class A - Public shares	25,643,836	-
Class A - Private placement	598,356	-
Class B - Common stock	7,500,000	7,500,000(1)
Basic and diluted net loss per share:
Class A - Public shares	$(0.53)	$-
Class A - Private placement	$(0.53)	$-
Class B - Common stock	$(0.53)	$(0.00)

(1)	This number has been retroactively adjusted to reflect the cancellations of 5,750,000 shares of Class B common stock in October 2020 and 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

CF ACQUISITION CORP. VI

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2021 and for the Period from April 17, 2020
(Inception) through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)

Balance – April 17, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(1,294)	(1,294)
Balance – December 31, 2020	-	$-	8,625,000	$863	$24,137	$(1,294)	$23,706
Sale of Class A common stock to Sponsor in private placement	700,000	70	-	-	6,782,493	-	6,782,563
Forfeiture of Class B common stock by Sponsor at $0.0001 par value	-	-	(1,125,000)	(113)	113	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-	-	(6,806,743)	(9,088,013)	(15,894,756)
Stock-based compensation	-	-	-	-	160,975	-	160,975
Net loss	-	-	-	-	-	(17,908,151)	(17,908,151)
Balance – December 31, 2021	700,000	$70	7,500,000	$750	$160,975	$(26,997,458)	$(26,835,663)

(1)	This number has been retroactively adjusted to reflect the cancellations of 5,750,000 shares of Class B common stock in October 2020 and 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

CF ACQUISITION CORP. VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from April 17, 2020 (Inception) through December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(17,908,151)	$(1,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
General and administrative expenses paid by related party	355,844	-
Interest income on investments held in Trust Account	(23,016)	-
Changes in fair value of warrant liability	10,418,045	-
Stock-based compensation	160,975	-
Changes in fair value of FPS liability	4,452,968	-
Changes in operating assets and liabilities:
Other assets	470,673	-
Accrued expenses	1,240,539	1,294
Payables to related party	451,318	-
Franchise tax payable	200,000	-
Deferred offering costs associated with the initial public offering	180,805	-
Net cash provided by operating activities	-	-

Cash flows from investing activities
Cash deposited to Trust Account	(300,000,000)	-
Net cash used in investing activities	(300,000,000)	-

Cash flows from financing activities
Proceeds from issuance of Class B common stock	-	25,000
Proceeds from related party – Sponsor loan	949,154	-
Proceeds received from initial public offering	300,000,000	-
Proceeds received from private placement	7,000,000	-
Offering costs paid	(6,424,856)	-
Payment of related party payable	(1,524,298)	-
Net cash provided by financing activities	300,000,000	25,000

Net change in cash	-	25,000
Cash - beginning of the period	25,000	-
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses	$-	$75,000
Offering costs paid with note payable to Sponsor	$45,346	$105,805
Prepaid expenses paid with payables to related party	$1,017,304	$-

The accompanying notes are an integral part of these consolidated financial statements.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

CF Acquisition Corp. VI (the “Company”) was incorporated in Delaware on April 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On December 6, 2021, 1000045707 Ontario Inc., an Ontario corporation and a direct wholly owned subsidiary of the Company, and 1000045728 Ontario Inc., an Ontario corporation and an indirect, wholly owned subsidiary of the Company were incorporated (collectively referred to as the “subsidiaries”). The subsidiaries were incorporated for the purposes of consummating the Transactions (as defined below).

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

As of December 31, 2021, the Company had not commenced operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (expense).

The Company’s sponsor is CFAC Holdings VI, LLC (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2021. On February 23, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at a purchase price of $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 3. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable 30 days after the completion of the Business Combination and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

Following the closing of the Initial Public Offering and sale of Private Placement Units on February 23, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 4) was placed in a trust account (the “Trust Account”) located in the United States at UMB Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined below in Note 4). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

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

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On December 1, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Rumble, Inc. (“Rumble”). Pursuant to the Business Combination Agreement and by means of an arrangement under Section 182 of the Business Corporations Act (Ontario) (the “Arrangement”), subject to the terms and conditions set forth in the Business Combination Agreement and a plan of arrangement (the “Plan of Arrangement”) to be submitted to the Ontario Superior Court of Justice (Commercial List), upon the closing of the transactions contemplated by the Business Combination Agreement (the “Closing” and such transactions, the “Transactions”), in exchange for their respective shares of capital stock of Rumble:

●	For each share of Rumble capital stock held by eligible electing Canadian shareholders of Rumble (“Electing Shareholders”), the Electing Shareholder will receive a number of exchangeable shares in an indirect, wholly owned Canadian subsidiary of the Company (the “ExchangeCo Shares”) equal to the quotient obtained by dividing the Price Per Company Share (as defined below) by $10.00 (the “Company Exchange Ratio”), and such Electing Shareholders shall concurrently subscribe for nominal value for a corresponding number of shares of Class C common stock of the Company, par value $0.0001 per share (the “Class C Common Stock”), a new class of voting, non-economic shares of common stock of the Company to be created and issued in connection with the Closing; and

●	For each share of Rumble capital stock held by all other shareholders of Rumble (“Non-Electing Shareholders”, and collectively with the Electing Shareholders, the “Rumble Shareholders”), such Non-Electing Shareholder will receive a number of shares of Class A common of the Company stock equal to the Company Exchange Ratio.

The “Arrangement Consideration” means the sum of $3,150,000,000, plus the cash and cash equivalents balance held by Rumble as of the Closing (net of outstanding indebtedness), plus the aggregate exercise price of all outstanding options to purchase Rumble stock. The “Price Per Company Share” is obtained by dividing (x) the Arrangement Consideration by (y) the number of outstanding shares of capital stock of Rumble (calculated on a fully-diluted basis in accordance with the Business Combination Agreement).

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, under the Business Combination Agreement and the Arrangement, all outstanding options and warrants to purchase shares of Rumble capital stock will be exchanged for a certain number of options and warrants to purchase shares of Class A common stock of the Company, respectively, based upon formulas set forth in the Business Combination Agreement, including earnout provisions for the options.

At Closing, the Escrow Portion (as defined below) of the aggregate shares of Class A common stock, shares of Class C Common Stock and ExchangeCo Shares issued in connection with the Arrangement to the Rumble Shareholders in exchange for their Rumble shares will be set aside in escrow accounts (the “Forfeiture Escrow Accounts”, and the shares in the Forfeiture Escrow Accounts, the “Forfeiture Escrow Shares”). “Escrow Portion” means the quotient of (a) 105,000,000 divided by (b) the Arrangement Consideration divided by $10.00. The Forfeiture Escrow Shares will be held in escrow for five years after the Closing (such period, the “Escrow Period”), at which time, if not earned and released to the Rumble Shareholders in accordance with the terms of the Business Combination Agreement, such Forfeiture Escrow Shares will be released to the Company for cancellation. The Forfeiture Escrow Shares will be earned and released by the Rumble Shareholders upon the closing price of the Class A common stock of the Company equaling or exceeding targets of $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 consecutive trading day period during the Escrow Period. In addition, the Forfeiture Escrow Shares are subject to early vesting in the event of a change of control transaction during the Escrow Period involving payments per share (including the Forfeiture Escrow Shares vested) exceeding the same target levels set forth above.

Subject to payment of the applicable exercise price of Exchanged Company Options, the holders thereof will receive corresponding Tandem Option Earnout Shares, which will be treated substantially the same as the Forfeiture Escrow Shares.

In addition, for an aggregate purchase price of $1.0 million (the “Class D Investment”), upon the Closing and pursuant to a subscription agreement to be entered into between Christopher Pavlovski, Rumble’s CEO and founder (“Mr. Pavlovski”) and the Company, the Company will issue and sell to Mr. Pavlovski a number of shares of Class D common stock, par value $0.001 per share (the “Class D Common Stock”), a new class of non-economic shares of common stock of the Company carrying the right to multiple votes per share to be created and issued in connection with the Closing, such that, taking into account the shares of Class A common stock (if any) and Class C Common Stock to be issued to Mr. Pavlovski at Closing, upon Closing, Mr. Pavlovski will have 85% of the voting power of the Company on a fully-diluted basis. Such shares of Class D Common Stock to be issued to Mr. Pavlovski are expected to be the only issued and outstanding shares of Class D Common Stock.

Contemporaneously with the execution of the Business Combination Agreement, the Company entered into separate Subscription Agreements (the “Subscription Agreements”) with a number of subscribers (each a “Subscriber”), including the Sponsor, pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 8.5 million shares of Class A common stock of the Company (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $85.0 million (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for up to $7.59 million of such aggregate PIPE Investments. The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent Closing.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the execution of the Business Combination Agreement, the Company entered into a Share Repurchase Agreement with Mr. Pavlovski, pursuant to which the Company agreed to repurchase from Mr. Pavlovski, upon the Closing, 1.1 million ExchangeCo Shares and redeem a corresponding number of shares of Class C Common Stock, for a total purchase price of $11.0 million. The closing of the share repurchase is contingent upon (and will take place immediately following), the Closing.

For more information on the Transactions, the agreements described above and other related agreements, please see the Forms 8-K filed by the Company with the SEC on December 2, 2021 and the Company’s Registration Statement on Form S-4 in relation to the Transactions, initially filed with the SEC on February 14, 2022 (the “Registration Statement”).

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

Failure to Consummate a Business Combination — The Company has until February 23, 2023, or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account, except for the Company’s independent registered public accounting firm.

Liquidity and Capital Resources

As of both December 31, 2021 and 2020, the Company had $25,000 of cash in its operating account. As of December 31, 2021 and 2020, the Company had a working capital deficit of approximately $2,516,000 and $157,000, respectively. During the year ended December 31, 2021, approximately $23,000 of the interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through December 31, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $151,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of December 31, 2021 and 2020, there was approximately $949,000 and $0 outstanding, respectively, under the Sponsor Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As of both December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until February 23, 2023 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the entity’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

 Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Restatement of Previously Issued Financial Statements

Restatement 1

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. The Company previously accounted for the warrants and the FPS as components of equity.

In light of the SEC Staff Statement, the Company reevaluated the accounting treatment of (i) the 7,500,000 Public Warrants (as defined below) that were included in the Units issued by the Company in the Initial Public Offering, (ii) the 175,000 Private Placement Warrants (as defined below) that were issued to the Company’s sponsor in a private placement that closed concurrently with the Initial Public Offering and (iii) the FPS (see Note 2 and Note 9).

Specifically, pursuant to their terms, the exercise of the Public Warrants, Private Placement Warrants and the warrants included in the FPS may be settled in cash upon the occurrence of a tender offer or exchange that involves holders of 50% or more of the Company’s shares of Class A common stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, management concluded that the Public Warrants, Private Placement Warrants and warrants included in the FPS do not meet the conditions of equity classification set forth in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”).

As the Public Warrants, Private Placement Warrants and the FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), the Public Warrants, Private Placement Warrants and the FPS should be recorded as liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the Company’s statement of operations in the period of change.

Restatement 2

In connection with the change in presentation for shares of Class A common stock subject to possible redemption in the Company’s financial statements for the quarter ended September 30, 2021, the Company re-evaluated its accounting of the Public Shares. As a result, the Company determined that at the closing of the Initial Public Offering, it had improperly valued the Public Shares. The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration that pursuant to the Company’s amended and restated certificate of incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s balance sheet, and recognized accretion from the initial book value to redemption value at the time of the Initial Public Offering, with a resulting decrease in Additional paid-in capital and increase in Accumulated deficit.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assessed the materiality of both restatements on its prior period’s financial statement in accordance with SEC Staff Accounting Bulletins Topic 1.M, Materiality and Topic 1.A, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and the guidance in ASC 250, Accounting Changes and Error Corrections. As a result of this assessment, the Company determined that the corrections were material to the previously filed financial statement that contained the errors as initially reported in the Company’s Form 8-K as of February 23, 2021 (the “Affected Period”). Therefore, the Company is reporting these restatements to the Affected Period in this Form 10-K.

The table below presents the effects of the financial statement adjustments related to the restatements of the Company’s previously reported balance sheet as of February 23, 2021:

	As of February 23, 2021
	As Previously Reported	Adjustment 1	Adjustment 2	As Restated
Balance Sheet
Warrant liability	$—	$9,536,188	$—	$9,536,188
FPS liability	$—	$3,859,558	$—	$3,589,558
Total liabilities	$965,432	$13,395,746	$—	$14,361,178
Class A common stock subject to possible redemption	$295,447,690	$(13,395,740)	$17,948,050	$300,000,000
Class A common stock	$116	$134	$(180)	$70
Additional paid-in-capital	$5,000,437	$3,859,421	$(8,859,858)	$—
Accumulated deficit	$(1,294)	$(3,859,560)	$(9,088,013)	$(12,948,867)
Total Stockholders’ Equity/(Deficit)	$5,000,009	$(6)	$(17,948,050)	$(12,948,047)

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability and FPS liability. Such estimates may be subject to change as more current information becomes available and, therefore, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of December 31, 2021 and 2020. The Company’s investments held in the Trust Account as of December 31, 2021 were comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the year ended December 31, 2021 and for the period from April 17, 2020 (inception) through December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant and FPS liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant and FPS Liability

The Company accounts for the warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and FPS using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants and FPS are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants and the FPS are recognized on the consolidated statements of operations in the period of the change.

The Company accounts for the warrants and FPS in accordance with guidance in ASC 815-40, pursuant to which the warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. See Note 7 for further discussion of the pertinent terms of the warrants and Note 9 for further discussion of the methodology used to determine the fair value of the warrants and FPS.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 30,000,000 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Loss Per Share of Common Stock

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

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Year Ended December 31, 2021			For the Period from April 17, 2020 (Inception) through December 31, 2020
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(13,610,073)	$(317,568)	$(3,980,510)	$-	$-	$(1,294)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	25,643,836	598,356	7,500,000	-	-	7,500,000
Basic and diluted net loss per share of common stock	$(0.53)	$(0.53)	$(0.53)	$-	$-	$(0.00)

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On February 23, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock, due to the underwriters not exercising the overallotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

Note 4—Related Party Transactions

Founder Shares

In April 2020, the Sponsor purchased 20,125,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled, and in January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled. In February 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to independent directors of the Company. As a result, the Company recognized approximately $161,000 of compensation expense at fair value that was presented in the Company’s consolidated statements of operations. On February 23, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock, due to the underwriter not exercising the overallotment option, such that the initial stockholders collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 7,500,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. All share and per share amounts have been retroactively adjusted. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 700,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($7,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-fourth of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss any potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to $10,500,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering.

Related Party Loans

The Sponsor made available to the Company, under the Pre-IPO Note, up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. Prior to the closing of the Initial Public Offering, the amount outstanding under the Pre-IPO Note was approximately $151,000. The Pre-IPO Note was non-interest bearing and was repaid in full upon the completion of the Initial Public Offering.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the Company’s initial Business Combination. For the year ended December 31, 2021 and 2020, the Company paid approximately $102,000 and $0, respectively, for office space and administrative fees. As of December 31, 2021 and 2020, the Company had borrowed approximately $949,000 and $0, respectively, under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying consolidated balance sheets. As of December 31, 2021 and 2020, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $557,000 and $106,000, respectively.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Underwriting Agreement

The Company granted CF&Co. a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On February 23, 2021, simultaneously with the closing of the Initial Public Offering, CF&Co. advised the Company that it would not exercise the over-allotment option.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Stockholders’ Equity

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of December 31, 2021, there were 700,000 shares of Class A common stock issued and outstanding, excluding 30,000,000 shares subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding. The outstanding Class A common stock as of December 31, 2021 includes 700,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 7,500,000 and 8,625,000 shares of Class B common stock issued and outstanding, respectively. In connection with the underwriter advising the Company that it would not exercise its over-allotment option, the Sponsor forfeited 1,125,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled, and in January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled. On February 23, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock, resulting in an aggregate of 7,500,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. Information contained in the consolidated financial statements have been retroactively adjusted for this split and cancellation.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Note 7 – Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available.

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

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021 and for the period from April 17, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following for the year ended December 31, 2021 and for the period from April 17, 2020 (inception) through December 31, 2020:

	For the Year Ended December 31, 2021	For the Period from April 17, 2020 (Inception) through December 31, 2020
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(638,081)	-
State	-	-
Change in valuation allowance	638,081	-
Income tax provision expense	$-	$-

The Company’s net deferred tax assets are as follows as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax asset
Startup/Organizational Costs	$566,509	$-
Deferred Compensation	33,805
Net operating loss carryforwards	37,767	-
Total deferred tax assets	638,081	-
Valuation allowance	(638,081)	-
Deferred tax asset, net of allowance	$-	$-

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2021 and for the period from April 17, 2020 (inception) through December 31, 2020:

	For the Year Ended December 31, 2021	For the Period from April 17, 2020 (Inception) through December 31, 2020
Statutory Federal income tax rate	21.0%	-%
Change in fair value of warrant liability	(12.2)%	-
Change in fair value of FPS liability	(5.2)%	-
Change in valuation allowance	(3.6)%	-
Income Taxes Benefit	0.0%	0.0%

Note 9—Fair Value Measurements on a Recurring Basis

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements - unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements - inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements - unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$300,023,016	$-	$-	$300,023,016
Liabilities:
Warrant liability	$19,499,250	$454,982	$-	$19,954,232
FPS liability	-	-	4,452,968	4,452,968
Total Liabilities	$19,499,250	$454,982	$4,452,968	$24,407,200

Level 1 assets as of December 31, 2021 include investments in a money market fund that holds U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Warrant Liability

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s consolidated balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s consolidated statement of operations.

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

The Company utilized the OPM to value the warrants as of February 23, 2021, with any subsequent changes in fair value recognized in the consolidated statement of operations. The estimated fair value of the warrant liability as of February 23, 2021, was determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information about the inputs utilized by the Company in the fair value measurement of the warrants as of February 23, 2021:

February 23, 2021 (initial measurement)
Risk-free interest rate	0.76%
Expected term (years)	5
Expected volatility	17.5%
Exercise price	$11.50
Stock price	$10.00
Dividend yield	0.0%

Subsequent Measurement

During the year ended December 31, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 1 due to the use of an observable quoted price in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the year ended December 31, 2021.

As of December 31, 2021, the aggregate fair values of the Private Placement Warrants and Public Warrants were approximately $0.5 million and $19.5 million, respectively.

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2020	$—	$—	$—
Fair value as of February 23, 2021	217,437	9,318,750	9,536,187
Change in valuation inputs or other assumptions(1)	237,545	10,180,500	10,418,045
Fair value as of December 31, 2021(2)	$454,982	$19,499,250	$19,954,232

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the consolidated statement of operations.

(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $7.3 million during the year ended December 31, 2021.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of December 31, 2021, the probability assigned to the consummation of the Business Combination was 80%, which was determined based on a hybrid approach of both observed success rates of business combinations for SPACs and affiliates of the Sponsor’s track record for consummating similar transactions.

CF ACQUISITION CORP. VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the changes in the fair value of the FPS liability:

FPS Liability
Fair value as of February 23, 2021	$3,859,558
Change in valuation inputs or other assumptions(1)	593,410
Fair value as of December 31, 2021	$4,452,968

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the consolidated statement of operations.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements other than as described below.

On February 14, 2022, the Company filed the Registration Statement with the SEC.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 18, 2021, by and among the Company, CF&Co., as representative of the several underwriters, and the qualified independent underwriter named therein. (2) (2)
1.2	Business Combination Marketing Agreement, dated February 18, 2021, by and between the Company and CF&Co. (2)
2.1	Business Combination Agreement, dated as of December 1, 2021, by and between the Company and Rumble Inc.(3)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated February 18, 2021, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated February 18, 2021, by and among the Company, the sponsor and each of the directors and executive officers of the Company. (2)
10.2	Investment Management Trust Agreement, dated February 18, 2021, by and between the Company and Continental, as trustee. (2)
10.3	Registration Rights Agreement, dated February 18, 2021, by and among the Company, the sponsor and the holders party thereto. (2)
10.4	Expense Advancement Agreement, dated February 18, 2021, by and between the Company and the sponsor. (2)
10.5	Private Placement Units Purchase Agreement, dated February 18, 2021, by and between the Company and the sponsor. (3)
10.6	Form of Indemnity Agreement. (1)
10.7	Promissory Note, dated October 6, 2020, issued to the sponsor. (1)
10.8	Promissory Note, dated February 18, 2021, issued to the sponsor. (2)
10.9	Administrative Services Agreement, dated February 18, 2021, by and between the Company and the sponsor. (2)
10.10	Forward Purchase Contract, dated February 18, 2021, by and between the Company and the sponsor. (2)
10.11	Form of Subscription Agreement. (3)
10.12	Form of Shareholder Support Agreement, dated as of December 1, 2021, by and among the Company, Rumble Inc. and the Rumble Inc. shareholders party thereto. (3)
10.13	Sponsor Support Agreement, dated as of December 1, 2021, by and among the Company, Rumble Inc. and the Sponsor. (3)
10.14	Share Repurchase Agreement, dated as of December 1, 2021, by and between the Company and Christopher Pavlovski. (3)
10.15	Form of Lock-Up Agreement. (3)
21.1	Subsidiaries of the Registrant.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 12, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 2, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2022	CF Acquisition Corp. VI

	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	March 24, 2022
Howard W. Lutnick	(Principal Executive Officer)

/s/ Jane Novak	Chief Financial Officer	March 24, 2022
Jane Novak	(Principal Financial and Accounting Officer)

/s/ Anshu Jain	President and Director	March 24, 2022
Anshu Jain

/s/ Douglas Barnard	Director	March 24, 2022
Douglas Barnard

/s/ Harry J. Elam, Jr.	Director	March 24, 2022
Harry J. Elam, Jr.

/s/ Natasha Cornstein	Director	March 24, 2022
Natasha Cornstein

/s/ Steven Bisgay	Director	March 24, 2022
Steven Bisgay