Form 10-Q
period 2022-03-31
CF Acquisition Corp. VI
filed 2022-05-16
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	CFVIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CFVI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CFVIW	The Nasdaq Stock Market LLC

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

As of May 16, 2022 there were 30,700,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VI

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VI

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	470,739	482,069
Total current assets	495,739	507,069
Other assets	-	64,562
Cash equivalents held in Trust Account	300,004,850	300,023,016
Total Assets	$300,500,589	$300,594,647

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,529,634	$1,316,833
Payables to related party	-	557,123
Sponsor loan – promissory notes	1,983,691	949,154
Franchise tax payable	49,885	200,000
Total Current Liabilities	3,563,210	3,023,110
Warrant liability	26,363,625	19,954,232
FPS liability	7,491,200	4,452,968
Total Liabilities	37,418,035	27,430,310

Commitments and Contingencies
Class A common stock subject to possible redemption, 30,000,000 shares issued and outstanding at redemption value of $10.00 per share as of both March 31, 2022 and December 31, 2021	300,000,000	300,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both March 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 700,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of both March 31, 2022 and December 31, 2021	70	70
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 7,500,000 shares issued and outstanding as of both March 31, 2022 and December 31, 2021	750	750
Additional paid-in-capital	175,610	160,975
Accumulated deficit	(37,093,876)	(26,997,458)
Total Stockholders’ Deficit	(36,917,446)	(26,835,663)
Total Liabilities and Stockholders’ Deficit	$300,500,589	$300,594,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

General and administrative costs	$576,192	$135,486
Administrative expenses - related party	30,000	12,169
Franchise tax expense	50,000	37,829
Loss from operations	(656,192)	(185,484)
Interest income on investments held in Trust Account	7,399	411
Changes in fair value of warrant liability	(6,409,393)	(198,783)
Changes in fair value of FPS liability	(3,038,232)	(2,789,394)
Net loss	$(10,096,418)	$(3,173,250)

Weighted average number of shares of common stock outstanding:
Class A - Public shares	30,000,000	12,333,333
Class A - Private placement	700,000	287,778
Class B - Common stock	7,500,000	7,500,000
Basic and diluted net loss per share of common stock:
Class A - Public shares	$(0.26)	$(0.16)
Class A - Private placement	$(0.26)	$(0.16)
Class B - Common stock	$(0.26)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	700,000	$70	7,500,000	$750	$160,975	$(26,997,458)	$(26,835,663)
Stock-based compensation	-	-	-	-	14,635	-	14,635
Net loss	-	-	-	-	-	(10,096,418)	(10,096,418)
Balance – March 31, 2022	700,000	$70	7,500,000	$750	$175,610	$(37,093,876)	$(36,917,446)

							Total
	Common Stock				Additional		Stockholder’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	-	$-	8,625,000	$863	$24,137	$(1,294)	$23,706

Sale of Class A common stock to Sponsor in private placement	700,000	70	-	-	6,782,493	-	6,782,563
Forfeiture of Class B common stock by Sponsor at $0.0001 par value	-	-	(1,125,000)	(113)	113	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-	-	(6,806,743)	(9,088,013)	(15,894,756)
Net loss	-	-	-	-	-	(3,173,250)	(3,173,250)
Balance – March 31, 2021	700,000	$70	7,500,000	$750	$-	$(12,262,557)	$(12,261,737)

(1)	This number has been retroactively adjusted to reflect the cancellation of 5,750,000 shares of Class B common stock in October 2020 and 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(10,096,418)	$(3,173,250)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	443,479	22,094
Stock-based compensation	14,635	-
Interest income on investments held in Trust Account	(7,399)	(411)
Changes in fair value of warrant liability	6,409,393	198,783
Changes in fair value of FPS liability	3,038,232	2,789,394
Changes in operating assets and liabilities:
Other assets	135,392	-
Accrued expenses	212,801	(53,779)
Payables to related party	(557,123)	-
Franchise tax payable	(150,115)	36,364
Deferred offering costs associated with the initial public offering	-	180,805
Net cash used in operating activities	(557,123)	-

Cash flows from investing activities
Proceeds from Trust Account to pay franchise taxes	25,565	-
Cash deposited in Trust Account	-	(300,000,000)
Net cash provided by (used in) investing activities	25,565	(300,000,000)

Cash flows from financing activities
Proceeds from related party – Sponsor loan	1,034,537	647,795
Proceeds received from initial public offering	-	300,000,000
Proceeds received from private placement	-	7,000,000
Offering costs paid	-	(6,424,856)
Payment of related party payable	(502,979)	(1,222,939)
Net cash provided by financing activities	531,558	300,000,000

Net change in cash	-	-
Cash - beginning of the period	25,000	25,000
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities:
Offering costs paid with note payable to Sponsor	$-	$45,346
Prepaid expenses paid with payables to related party	$-	$956,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (expense).

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

Following the closing of the Initial Public Offering and sale of Private Placement Units on February 23, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 4) was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined in Note 4). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of both March 31, 2022 and December 31, 2021, the Company had $25,000 of cash in its operating account. As of March 31, 2022 and December 31, 2021, the Company had a working capital deficit of approximately $3,067,000 and $2,516,000, respectively. As of March 31, 2022 and December 31, 2021, approximately $5,000 and $23,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through March 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $151,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there was approximately $1,984,000 and $949,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of March 31, 2022 and December 31, 2021, these amounts included approximately $1,750,000 and $949,000, respectively, outstanding under the Sponsor Loan, and approximately $234,000 and $0, respectively, outstanding under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 24, 2022 and February 19, 2021, respectively.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until February 23, 2023 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability and FPS liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both March 31, 2022 and December 31, 2021. The Company’s investments held in the Trust Account as of both March 31, 2022 and December 31, 2021 were comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three months ended March 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant and FPS liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Loss Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net loss pro-rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net loss of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants to purchase an aggregate of 7,675,000 shares of Class A common stock sold in the Initial Public Offering and Private Placement in the calculation of diluted earnings per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(7,929,124)	$(185,013)	$(1,982,281)	$(1,945,059)	$(45,385)	$(1,182,806)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	30,000,000	700,000	7,500,000	12,333,333	287,778	7,500,000
Basic and diluted net loss per share of common stock	$(0.26)	$(0.26)	$(0.26)	$(0.16)	$(0.16)	$(0.16)

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

No amounts were accrued for the payment of interest and penalties as of both March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On February 23, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock, due to the underwriter not exercising the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

Note 4—Related Party Transactions

Founder Shares

In April 2020, the Sponsor purchased 20,125,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled, and in January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled. In February 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to two of the independent directors of the Company. As a result, the Company recognized approximately $15,000 of compensation expense at fair value that was presented in the Company’s consolidated statements of operations for the three months ended March 31, 2022. On February 23, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock, due to the underwriter not exercising the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 7,500,000 Founder Shares outstanding and held by the Sponsor and two of the independent directors of the Company. All share and per share amounts have been retroactively adjusted. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss any potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, and assist the Company with its press releases and public filings in connection with any Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to $10,500,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the Company’s initial Business Combination. For the three months ended March 31, 2022 and 2021, the Company paid approximately $30,000 and $12,000, respectively, for office space and administrative fees. As of March 31, 2022 and December 31, 2021, there was approximately $1,984,000 and $949,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of March 31, 2022 and December 31, 2021, these amounts included approximately $1,750,000 and $949,000, respectively, outstanding under the Sponsor Loan, and approximately $234,000 and $0, respectively, outstanding under the Working Capital Loans.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As described below in “Subsequent Events,” the Company entered into a Working Capital Loan on April 21, 2022 in the amount of up to $500,000. Except for the foregoing, the terms of any future Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of $0 and approximately $557,000, respectively.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impacts of the COVID-19 pandemic and the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the pandemic and the conflict could have an effect on the Company’s financial position, results of its operations and the Company’s ability to consummate an Initial Business Combination, including the Rumble Business Combination, the specific impacts are not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6 - Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of both March 31, 2022 and December 31, 2021, there were 700,000 shares of Class A common stock issued and outstanding, excluding 30,000,000 shares subject to possible redemption. The outstanding shares of Class A common stock comprise of 700,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both March 31, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise its over-allotment option, the Sponsor forfeited 1,125,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled, and in January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled. On February 23, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock, resulting in an aggregate of 7,500,000 Founder Shares outstanding and held by the Sponsor and two of the independent directors of the Company. Information contained in the unaudited condensed consolidated financial statements has been retroactively adjusted for this split and cancellation.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$300,004,850	$-	$-	$300,004,850
Liabilities:
Warrant liability	$25,762,500	$601,125	$-	$26,363,625
FPS liability	-	-	7,491,200	7,491,200
Total Liabilities	$25,762,500	$601,125	$7,491,200	$33,854,825

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$300,023,016	$-	$-	$300,023,016
Liabilities:
Warrant liability	$19,499,250	$454,982	$-	$19,954,232
FPS liability	-	-	4,452,968	4,452,968
Total Liabilities	$19,499,250	$454,982	$4,452,968	$24,407,200

Level 1 assets as of both March 31, 2022 and December 31, 2021 include investments in a money market fund that holds U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Measurement

During the year ended December 31, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 1 due to the use of an observable quoted price in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the year ended December 31, 2021. There were no transfers into or out of Level 3 fair value measurement during the three months ended March 31, 2022.

As of March 31, 2022, the aggregate fair values of the Private Placement Warrants and Public Warrants were approximately $0.6 million and $25.8 million, respectively. As of December 31, 2021, the aggregate fair values of the Private Placement Warrants and Public Warrants were approximately $0.5 million and $19.5 million, respectively.

The following tables present the changes in the fair value of warrant liability for the period from February 23, 2021 through March 31, 2021 and for the three months ended March 31, 2022:

	Private Placement	Public	Warrant Liability
Fair value as of February 23, 2021	$217,437	$9,318,750	$9,536,187
Change in valuation inputs or other assumptions(1)	4,533	194,250	198,783
Fair value as of March 31, 2021	$221,970	$9,513,000	$9,734,970

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2021(2)	$454,982	$19,499,250	$19,954,232
Change in valuation inputs or other assumptions(1)	146,143	6,263,250	6,409,393
Fair value as of March 31, 2022	$601,125	$25,762,500	$26,363,625

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the consolidated statement of operations.

(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $7.3 million during the year ended December 31, 2021.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of March 31, 2022 and December 31, 2021, the probability assigned to the consummation of the Business Combination was 95% and 80%, respectively. The probability was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and affiliates of the Sponsor’s track record for consummating similar transactions.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of the FPS liability for the period from February 23, 2021 through March 31, 2021 and for the three months ended March 31, 2022:

FPS Liability
Fair value as of February 23, 2021	$3,859,558
Change in valuation inputs or other assumptions(1)	(1,070,164)
Fair value as of March 31, 2021	$2,789,394

FPS Liability
Fair value as of December 31, 2021	$4,452,968
Change in valuation inputs or other assumptions(1)	3,038,232
Fair value as of March 31, 2022	$7,491,200

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the consolidated statement of operations.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements other than the below.

On April 21, 2022, the Company signed a promissory note in favor of the Sponsor for a Working Capital Loan in the amount of up to $500,000.

On May 13, 2022, the Company filed Amendment No.1 to the Registration Statement with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CF Acquisition Corp. VI. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our registration statement for our initial public offering (the “Initial Public Offering”) became effective on February 18, 2021. On February 23, 2021, we consummated the Initial Public Offering of 30,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at a purchase price of $10.00 per Unit, generating gross proceeds of $300,000,000. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable 30 days after the completion of the Initial Business Combination and will expire 5 years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 700,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor in a private placement (the “Private Placement”), generating gross proceeds of $7,000,000.

Following the closing of the Initial Public Offering and sale of the Private Placement Units on February 23, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account, as described below.

We have until February 23, 2023 (24 months from the closing of the Initial Public Offering), or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate an Initial Business Combination (the “Combination Period”). If we are unable to complete an Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an Initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of both March 31, 2022 and December 31, 2021, we had $25,000 of cash in our operating account. As of March 31, 2022 and December 31, 2021, we had a working capital deficit of approximately $3,067,000 and $2,516,000, respectively. As of March 31, 2022 and December 31, 2021, we had approximately $5,000 and $23,000, respectively, of interest income from the Trust Account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through March 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $151,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there was approximately $1,984,000 and $949,000, respectively, outstanding under the loans payable by us to the Sponsor. As of March 31, 2022 and December 31, 2021, these amounts included approximately $1,750,000 and $949,000, respectively, outstanding under the Sponsor Loan, and approximately $234,000 and $0, respectively, outstanding under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through March 31, 2022 related to our formation, the Initial Public Offering, and to our efforts towards locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of approximately $10,096,000, which consisted of approximately $6,409,000 of loss from the change in fair value of warrant liability, approximately $3,038,000 of loss from the change in fair value of FPS liability, approximately $576,000 of general and administrative expenses, $50,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor, partially offset by approximately $7,000 of interest income on investments held in the Trust Account.

For the three months ended March 31, 2021, we had a net loss of approximately $3,173,000, which consisted of approximately $2,789,000 of loss from the change in fair value of FPS liability, approximately $199,000 of loss from the change in fair value of warrant liability, approximately $135,000 of general and administrative expenses, approximately $38,000 of franchise tax expense, and approximately $12,000 of administrative expenses paid to the Sponsor.

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Initial Business Combination to assist us in holding meetings with our stockholders to discuss any potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with any Initial Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Initial Business Combination in an amount of $10,500,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to our Initial Business Combination. As of March 31, 2022 and December 31, 2021, there was approximately $1,984,000 and $949,000, respectively, outstanding under the loans payable by us to the Sponsor. As of March 31, 2022 and December 31, 2021, these amounts included approximately $1,750,000 and $949,000, respectively, outstanding under the Sponsor Loan, and approximately $234,000 and $0, respectively, outstanding under the Working Capital Loans.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of March 31, 2022 and December 31, 2021, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of $0 and approximately $557,000, respectively.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting polices:

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of stockholders’ deficit and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until February 23, 2023 to consummate an Initial Business Combination. Our mandatory liquidation date, if an Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Warrant and FPS Liability

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (the “FPA” and such securities, the “FPS”) in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and the FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and the FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ equity section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Loss Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net loss pro-rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net loss of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

We have not considered the effect of the warrants to purchase an aggregate of 7,675,000 shares of Class A common stock sold in the Initial Public Offering and the Private Placement in the calculation of diluted earnings per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report for additional information regarding these critical accounting policies and other significant accounting policies.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an Initial Business Combination, including the business combination with Rumble, Inc. as described in our consolidated financial statements included in this report (the “Rumble Business Combination”), may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination, including the Rumble Business Combination.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, due solely to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. As a result, we have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

In light of the above material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 24, 2022. In addition, we may be subject to the following risk in connection with changes in laws and regulations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Promissory Note of the Company, dated April 21, 2022.

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VI

Date: May 16, 2022	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)