Form 10-Q
period 2022-06-30
CF Acquisition Corp. VI
filed 2022-08-15
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

CF ACQUISITION CORP. VI

(Exact name of registrant as specified in its charter)

Delaware	001-40079	85-1087461
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 938-5000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	CFVIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CFVI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CFVIW	The Nasdaq Stock Market LLC

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

As of August 15, 2022, there were 30,700,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VI

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VI

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$214,662	$25,000
Prepaid expenses	335,347	482,069
Total current assets	550,009	507,069
Other assets	-	64,562
Cash equivalents held in Trust Account	300,346,262	300,023,016
Total Assets	$300,896,271	$300,594,647

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,834,004	$1,316,833
Payables to related party	189,662	557,123
Sponsor loan – promissory notes	2,173,353	949,154
Franchise tax payable	33,258	200,000
Total Current Liabilities	4,230,277	3,023,110
Warrant liability	10,668,250	19,954,232
FPS liability	4,154,577	4,452,968
Total Liabilities	19,053,104	27,430,310

Commitments and Contingencies
Class A common stock subject to possible redemption, 30,000,000 shares issued and outstanding at redemption value of $10.00 per share as of both June 30, 2022 and December 31, 2021	300,000,000	300,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 700,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of both June 30, 2022 and December 31, 2021	70	70
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 7,500,000 shares issued and outstanding as of both June 30, 2022 and December 31, 2021	750	750
Additional paid-in-capital	175,610	160,975
Accumulated deficit	(18,333,263)	(26,997,458)
Total Stockholders’ Deficit	(18,156,833)	(26,835,663)
Total Liabilities and Stockholders’ Deficit	$300,896,271	$300,594,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative costs	$520,144	$331,343	$1,096,336	$466,829
Administrative expenses - related party	30,000	30,000	60,000	42,169
Franchise tax expense	53,000	54,595	103,000	92,424
Loss from operations	(603,144)	(415,938)	(1,259,336)	(601,422)
Interest income on investments held in Trust Account	341,412	7,562	348,811	7,973
Changes in fair value of warrant liability	15,695,375	2,443,720	9,285,982	2,244,937
Changes in fair value of FPS liability	3,336,623	(234,372)	298,391	(3,023,766)
Net income (loss) before provision for income tax	18,770,266	1,800,972	8,673,848	(1,372,278)
Income tax provision for income taxes	9,653	-	9,653	-
Net income (loss)	$18,760,613	$1,800,972	$8,664,195	$(1,372,278)

Weighted average number of shares of common stock outstanding:
Class A - Public shares	30,000,000	30,000,000	30,000,000	21,215,470
Class A - Private placement	700,000	700,000	700,000	495,028
Class B - Common stock	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net income (loss) per share of common stock:
Class A - Public shares	$0.49	$0.05	$0.23	$(0.05)
Class A - Private placement	$0.49	$0.05	$0.23	$(0.05)
Class B - Common stock	$0.49	$0.05	$0.23	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	700,000	$70	7,500,000	$750	$160,975	$(26,997,458)	$(26,835,663)
Stock-based compensation	-	-	-	-	14,635	-	14,635
Net loss	-	-	-	-	-	(10,096,418)	(10,096,418)
Balance – March 31, 2022	700,000	$70	7,500,000	$750	$175,610	$(37,093,876)	$(36,917,446)
Net income						18,760,613	18,760,613
Balance – June 30, 2022	700,000	$70	7,500,000	$750	$175,610	$(18,333,263)	$(18,156,833)

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	-	$-	8,625,000	$863	$24,137	$(1,294)	$23,706
Sale of Class A common stock to Sponsor in private placement	700,000	70	-	-	6,782,493	-	6,782,563
Forfeiture of Class B common stock by Sponsor at $0.0001 par value	-	-	(1,125,000)	(113)	113	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-	-	(6,806,743)	(9,088,013)	(15,894,756)
Net loss	-	-	-	-	-	(3,173,250)	(3,173,250)
Balance – March 31, 2021	700,000	$70	7,500,000	$750	$-	$(12,262,557)	$(12,261,737)
Net income	-	-	-	-	-	1,800,972	1,800,972
Balance – June 30, 2021	700,000	$70	7,500,000	$750	$-	$(10,461,585)	$(10,460,765)

(1)	This number has been retroactively adjusted to reflect the cancellation of 5,750,000 shares of Class B common stock in October 2020 and 5,750,000 shares of Class B common stock in January 2021. On February 23, 2021, 1,125,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$8,664,195	$(1,372,278)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	633,141	276,362
Stock-based compensation	14,635	-
Interest income on investments held in Trust Account	(348,811)	(7,973)
Changes in fair value of warrant liability	(9,285,982)	(2,244,937)
Changes in fair value of FPS liability	(298,391)	3,023,766
Changes in operating assets and liabilities:
Other assets	270,784	-
Accrued expenses	517,171	(34,640)
Payables to related party	(367,461)	87,986
Franchise tax payable	(166,742)	90,909
Deferred offering costs associated with the initial public offering	-	180,805
Net cash used in operating activities	(367,461)	-

Cash flows from investing activities
Proceeds from Trust Account to pay franchise taxes	25,565	-
Purchases of cash equivalents held in Trust Account	(600,009,095)	-
Sales and maturities of cash equivalents held in Trust Account	600,009,095	-
Cash deposited in Trust Account	-	(300,000,000)
Net cash provided by (used in) investing activities	25,565	(300,000,000)

Cash flows from financing activities
Proceeds from related party – Sponsor loan	1,224,199	706,758
Proceeds received from initial public offering	-	300,000,000
Proceeds received from private placement	-	7,000,000
Offering costs paid	-	(6,424,856)
Payment of related party payable	(692,641)	(1,247,076)
Net cash provided by financing activities	531,558	300,034,826

Net change in cash	189,662	34,826
Cash – beginning of the period	25,000	25,000
Cash – end of the period	$214,662	$59,826

Supplemental disclosure of non-cash financing activities:
Offering costs paid with note payable to Sponsor	$-	$45,346
Prepaid expenses paid with payables to related party	$-	$393,452

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

As of June 30, 2022, the Company had not commenced operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in U.S. government debt securities and money market funds that invest in U.S. government debt securities classified as cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (expense).

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

Initial Business Combination – The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Business Combination Agreement – On December 1, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Rumble, Inc. (“Rumble”). Pursuant to the Business Combination Agreement and by means of an arrangement under Section 182 of the Business Corporations Act (Ontario) (the “Arrangement”), subject to the terms and conditions set forth in the Business Combination Agreement and a plan of arrangement (the “Plan of Arrangement”) to be submitted to the Ontario Superior Court of Justice (Commercial List), upon the closing of the transactions contemplated by the Business Combination Agreement (the “Closing” and such transactions, the “Transactions”), in exchange for their respective shares of capital stock of Rumble:

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

Contemporaneously with the execution of the Business Combination Agreement, the Company entered into separate Subscription Agreements (the “Subscription Agreements”) with a number of subscribers (each a “Subscriber”), including the Sponsor, pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 8.5 million shares of Class A common stock of the Company (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $85.0 million (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for up to $7.59 million of such aggregate PIPE Investments. The issuance of the PIPE Shares is contingent upon the closing of the Business Combination with Rumble and, therefore, do not affect the shares subject to possible redemption as of June 30, 2022.

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

For more information on the Transactions, the agreements described above and other related agreements, please see the Forms 8-K filed by the Company with the SEC on December 2, 2021, the Company’s Registration Statement on Form S-4 in relation to the Transactions, initially filed with the SEC on February 14, 2022, as amended, and declared effective on August 11, 2022 (File No. 333-262725) (the “Rumble Registration Statement”), and the definitive proxy statement/prospectus, dated August 11, 2022, and filed by the Company with the SEC on August 12, 2022 (the “Proxy Statement”).

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had approximately $215,000 and $25,000, respectively, of cash in its operating account. As of June 30, 2022 and December 31, 2021, the Company had a working capital deficit of approximately $3,680,000 and $2,516,000, respectively. As of June 30, 2022 and December 31, 2021, approximately $346,000 and $23,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through June 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $151,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On April 21, 2022, the Company entered into a Working Capital Loan (the “2022 Working Capital Loan”) with the Sponsor in the amount of up to $500,000 in connection with advances the Sponsor will make to the Company for working capital expenses. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. The principal balance may be prepaid at any time.

As of June 30, 2022 and December 31, 2021, there was approximately $2,173,000 and $949,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $949,000, respectively, outstanding under the Sponsor Loan, and approximately $423,000 and $0, respectively, outstanding under the Working Capital Loans.

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 24, 2022 and February 19, 2021, respectively.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until February 23, 2023 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. The consummation of the Business Combination pursuant to the Business Combination Agreement is subject to, among other closing conditions, the approval of the stockholders of the Company, and other terms and conditions as described in the Current Reports on Form 8-K filed by the Company with the SEC on December 2, 2021, the Rumble Registration Statement and the Proxy Statement. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability and FPS liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both June 30, 2022 and December 31, 2021. The Company’s investments held in the Trust Account as of both June 30, 2022 and December 31, 2021 were comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three and six months ended June 30, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant and FPS liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both June 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$14,733,466	$343,781	$3,683,366	$1,414,376	$33,002	$353,594
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	30,000,000	700,000	7,500,000	30,000,000	700,000	7,500,000
Basic and diluted net income per share of common stock	$0.49	$0.49	$0.49	$0.05	$0.05	$0.05

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$6,804,342	$158,768	$1,701,085	$(996,680)	$(23,256)	$(352,342)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	30,000,000	700,000	7,500,000	21,215,470	495,028	7,500,000
Basic and diluted net income (loss) per share of common stock	$0.23	$0.23	$0.23	$(0.05)	$(0.05)	$(0.05)

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As both of June 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2022 and 2021, the Company recorded income tax expense of approximately $9,700 and $0, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 was 0.1% and 0%, respectively, which differs from the federal statutory rate mainly due to the change in the fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs which are currently not deductible as they are deferred for tax purposes, partially offset by release of a portion of the valuation allowance against net operating losses utilized in the current year.

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

Note 4—Related Party Transactions

Founder Shares

In April 2020, the Sponsor purchased 20,125,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled, and in January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 5,750,000 Founder Shares, which the Company cancelled. In February 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to two of the independent directors of the Company. As a result, the Company recognized no compensation expense and approximately $15,000 of compensation expense at fair value that was presented in the Company’s consolidated statements of operations for the three and six months ended June 30, 2022, respectively. On February 23, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock, due to the underwriter not exercising the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 7,500,000 Founder Shares outstanding and held by the Sponsor and two of the independent directors of the Company. All share and per share amounts have been retroactively adjusted. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Company’s initial Business Combination. For both the three months ended June 30, 2022 and 2021, the Company paid $30,000 for office space and administrative fees. For the six months ended June 30, 2022 and 2021, the Company paid $60,000 and approximately $42,000 respectively, for office space and administrative fees. As of June 30, 2022 and December 31, 2021, there was approximately $2,173,000 and $949,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $949,000, respectively, outstanding under the Sponsor Loan, and approximately $423,000 and $0, respectively, outstanding under the Working Capital Loans (as defined below).

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On April 21, 2022, the Company entered into the 2022 Working Capital Loan with the Sponsor in the amount of up to $500,000. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. The principal balance may be prepaid at any time. Except for the foregoing, the terms of any future Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $190,000 and $557,000, respectively.

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

Risks and Uncertainties

Management continues to evaluate the impacts of the COVID-19 pandemic and the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the pandemic and the conflict could have an effect on the Company’s financial position, results of its operations and the Company’s ability to consummate an Initial Business Combination, including the Transactions, the specific impacts are not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6 - Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of both June 30, 2022 and December 31, 2021, there were 700,000 shares of Class A common stock issued and outstanding, excluding 30,000,000 shares subject to possible redemption. The outstanding shares of Class A common stock comprise of 700,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both June 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise its over-allotment option, the Sponsor forfeited 1,125,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. government debt securities	$300,346,262	$-	$-	$300,346,262
Liabilities:
Warrant liability	$10,425,000	$243,250	$-	$10,668,250
FPS liability	-		4,154,577	4,154,577
Total Liabilities	$10,425,000	$243,250	$4,154,577	$14,822,827

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. government debt securities	$300,023,016	$-	$-	$300,023,016
Liabilities:
Warrant liability	$19,499,250	$454,982	$-	$19,954,232
FPS liability	-	-	4,452,968	4,452,968
Total Liabilities	$19,499,250	$454,982	$4,452,968	$24,407,200

Level 1 assets as of both June 30, 2022 and December 31, 2021 include investments in a money market fund classified as cash equivalents; the fund holds U.S government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Initial Measurement

The Company established the initial fair value for the warrants on February 23, 2021, the date of the closing of the Initial Public Offering. The Public Warrants and Private Placement Warrants were measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-fourth of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-fourth of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the shares of Class A common stock subject to possible redemption. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

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

Subsequent Measurement

During the year ended December 31, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 1 due to the use of an observable quoted price in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the year ended December 31, 2021. There were no transfers into or out of Level 3 fair value measurement during the three and six months ended June 30, 2022.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of warrant liability for the three and six months ended June 30, 2022, for the period from February 23, 2021 through March 31, 2021, and for the three months ended June 30, 2021:

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2021	$454,982	$19,499,250	$19,954,232
Change in valuation inputs or other assumptions(1)	146,143	6,263,250	6,409,393
Fair value as of March 31, 2022	$601,125	$25,762,500	$26,363,625
Change in valuation inputs or other assumptions(1)	(357,875)	(15,337,500)	(15,695,375)
Fair value as of June 30, 2022	$243,250	$10,425,000	$10,668,250

	Private Placement	Public	Warrant Liability
Fair value as of February 23, 2021	$217,437	$9,318,750	$9,536,187
Change in valuation inputs or other assumptions(1)	4,533	194,250	198,783
Fair value as of March 31, 2021	$221,970	$9,513,000	$9,734,970
Change in valuation inputs or other assumptions(1)	(55,720)	(2,388,000)	(2,443,720)
Fair value as of June 30, 2021(2)	$166,250	$7,125,000	$7,291,250

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the consolidated statement of operations.

(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $7.3 million during the three and six months ended June 30, 2021.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of June 30, 2022 and December 31, 2021, the probability assigned to the consummation of the Business Combination was 95% and 80%, respectively. The probability was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and affiliates of the Sponsor’s track record for consummating similar transactions.

CF ACQUISITION CORP. VI

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of the FPS liability for the three and six months ended June 30, 2022, for the period from February 23, 2021 through March 31, 2021, and for the three months ended June 30, 2021:

FPS Liability
Fair value as of December 31, 2021	$4,452,968
Change in valuation inputs or other assumptions(1)	3,038,232
Fair value as of March 31, 2022	$7,491,200
Change in valuation inputs or other assumptions(1)	(3,336,623)
Fair value as of June 30, 2022	$4,154,577

FPS Liability
Fair value as of February 23, 2021	$3,859,558
Change in valuation inputs or other assumptions(1)	(1,070,164)
Fair value as of March 31, 2021	$2,789,394
Change in valuation inputs or other assumptions(1)	234,372
Fair value as of June 30, 2021	$3,023,766

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the consolidated statement of operations.

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

The Rumble Registration Statement, initially filed with the SEC on February 14, 2022, was declared effective by the SEC on August 11, 2022. In addition, on August 11, 2022, the Company and Rumble issued a joint press release announcing that (i) the SEC declared effective the Rumble Registration Statement, (ii) the Company has established July 25, 2022 as the record date for the special meeting of its stockholders to be held in connection with the previously announced business combination with Rumble (the “Special Meeting”), and (iii) the Special Meeting will be held on September 15, 2022. On August 12, 2022, the Company filed the Proxy Statement in connection with the Special Meeting (see Note 1) to approve the Business Combination Agreement and the other proposals set forth in the Proxy Statement.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Recent Developments

Our Registration Statement on Form S-4 in relation to our proposed business combination with Rumble, Inc. (“Rumble” and such business combination, the “Rumble Business Combination”), initially filed by us with the SEC on February 14, 2022, as amended (File No. 333-262725) (the “Rumble Registration Statement”), was declared effective by the SEC on August 11, 2022. In addition, on August 11, 2022, we and Rumble issued a joint press release announcing that (i) the SEC declared effective the Rumble Registration Statement, (ii) we have established July 25, 2022 as the record date for the special meeting of our stockholders to be held in connection with the Rumble Business Combination (the “Special Meeting”), and (iii) the Special Meeting will be held on September 15, 2022. On August 12, 2022, we filed a definitive proxy statement/prospectus with the SEC (the “Proxy Statement”) in connection with the Special Meeting to approve the Business Combination Agreement with Rumble and the other proposals set forth in the Proxy Statement.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had approximately $215,000 and $25,000 respectively, of cash in our operating account. As of June 30, 2022 and December 31, 2021, we had a working capital deficit of approximately $3,680,000 and $2,516,000, respectively. As of June 30, 2022 and December 31, 2021, we had approximately $346,000 and $23,000, respectively, of interest income from the Trust Account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through June 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $151,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On April 21, 2022, we entered into a Working Capital Loan with the Sponsor in the amount of up to $500,000. See “Related Party Loans.”

As of June 30, 2022 and December 31, 2021, there was approximately $2,173,000 and $949,000, respectively, outstanding under the loans payable by us to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $949,000, respectively, outstanding under the Sponsor Loan, and approximately $423,000 and $0, respectively, outstanding under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through June 30, 2022 related to our formation, the Initial Public Offering, and to our efforts towards locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $18,761,000, which consisted of approximately $15,695,000 of gain from the change in fair value of warrant liability, approximately $3,337,000 of gain from the change in fair value of FPS liability, and approximately $341,000 of interest income on investments held in the Trust Account, partially offset by approximately $520,000 of general and administrative expenses, $53,000 of franchise tax expense, $30,000 of administrative expenses paid to the Sponsor and approximately $9,000 of income tax expense.

For the six months ended June 30, 2022, we had net income of approximately $8,664,000, which consisted of approximately $9,286,000 of gain from the change in fair value of warrant liability, approximately $348,000 of interest income on investments held in the Trust Account, and approximately $298,000 of gain from the change in fair value of FPS liability, partially offset by approximately $1,096,000 of general and administrative expenses, $103,000 of franchise tax expense, $60,000 of administrative expenses paid to the Sponsor and approximately $9,000 of income tax expense.

For the three months ended June 30, 2021, we had net income of approximately $1,801,000, which consisted of approximately $2,444,000 of gain from the change in fair value of warrant liability and approximately $8,000 of interest income on investments held in the Trust Account, partially offset by approximately $332,000 of general and administrative expenses, approximately $234,000 of loss from the change in fair value of FPS liability, approximately $55,000 of franchise tax expense and $30,000 of administrative expenses paid to the Sponsor.

For the six months ended June 30, 2021, we incurred a net loss of approximately $1,372,000, which consisted of approximately $3,024,000 of loss from the change in fair value of FPS liability, approximately $467,000 of general and administrative expenses, approximately $92,000 of franchise tax expense and approximately $42,000 of administrative expenses paid to the Sponsor, partially offset by approximately $2,245,000 of gain from the change in fair value of warrant liability and approximately $8,000 of interest income on investments held in the Trust Account.

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

On April 21, 2022, we entered into a Working Capital Loan (the “2022 Working Capital Loan”) with the Sponsor in the amount of up to $500,000 in connection with advances the Sponsor will make to us for working capital expenses. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which we consummate our Initial Business Combination. The principal balance may be prepaid at any time.

As of June 30, 2022 and December 31, 2021, there was approximately $2,173,000 and $949,000, respectively, outstanding under the loans payable by us to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $949,000, respectively, outstanding under the Sponsor Loan, and approximately $423,000 and $0, respectively, outstanding under the Working Capital Loans.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of June 30, 2022 and December 31, 2021, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $190,000 and $557,000, respectively.

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

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until February 23, 2023 to consummate an Initial Business Combination. Our mandatory liquidation date, if an Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. The consummation of the Rumble Business Combination is subject to, among other closing conditions, the approval of our stockholders, and other terms and conditions as described in the Current Reports on Form 8-K filed by us with the SEC on December 2, 2021, the Rumble Registration Statement, and the Proxy Statement. Our financial statements included in this report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both June 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ equity section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of June 30, 2022 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness pertaining to the accounting for complex financial instruments and enhanced our control over financial reporting. As a result, we enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

 As part of our remediation efforts, we took the following steps:

●	We implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We established additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed financial statements and related disclosures.

As a result of our actions, we believe our material weakness has been remediated as of June 30, 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in (i) our registration statement on Form S-1 with respect to our initial public offering, initially filed with the SEC on January 29, 2021, as amended, and which was declared effective on February 18, 2021 (File No. 333-252598), (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 24, 2022, (iii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and 2022, as filed with the SEC on May 14, 2021 and May 16, 2022, (iv) the Rumble Registration Statement, and (v) the Proxy Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of completing an Initial Business Combination. For more information regarding regulatory and other requirements related to the Rumble Business Combination, see the Rumble Registration Statement.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete an Initial Business Combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its Initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us negotiate and complete our Initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Promissory Note of the Company, dated April 21, 2022.(1)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VI

Date: August 15, 2022	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)