Form 10-Q
period 2022-09-30
Rumble Inc.
filed 2022-11-14
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40079

RUMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1087461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

444 Gulf of Mexico Dr Longboat Key, FL 34228
(Address of Principal Executive Offices, including zip code)

(941) 210-0196
(Registrant’s telephone number, including area code)

CF Acquisition Corp. VI, 110 East 59th Street, New York, NY 10022
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RUM	The Nasdaq Global Market
Warrants to purchase one share of Class A common stock	RUMBW	The Nasdaq Global Market

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 10, 2022, the registrant had issued and outstanding (i) 111,467,763 shares of Class A common stock, par value $0.0001 per share, (ii) 167,662,214 shares of Class C common stock, par value $0.0001 per share, and (iii) 105,782,403 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

(F/K/A CF ACQUISITION CORP. VI)

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, our ability to grow and manage growth profitably, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our inability to effectively manage future growth and achieve operational efficiencies;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

ii

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of section 230 of the Communications Decency Act;

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the Internet. If we or those who engage with our content experience disruptions in Internet service, or if Internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we depend on third-party vendors, including Internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements often involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are typically based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	we may be adversely impacted by other economic, business, and/or competitive factors;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S. and Canada, or industry practices may adversely affect our business;

●	the ongoing COVID-19 pandemic has caused a global health crisis that has caused significant economic and social disruption, and its impact on our current and future business is uncertain; and

●	other risks and uncertainties indicated in this Quarterly Report, including those under “Item 1A. Risk Factors” herein, and other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”).

iii

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2022 and 2021

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2022 and 2021

Contents

Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Statements of Comprehensive Loss	3

Condensed Consolidated Interim Balance Sheets	4

Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficit)	5

Condensed Consolidated Interim Statements of Cash Flows	6

Notes to the Condensed Consolidated Interim Financial Statements	7-37

Rumble Inc.

Condensed Consolidated Interim Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenues	$10,983,182	$2,069,473	$19,427,259	$6,526,815

Cost of revenues	7,489,884	1,809,612	14,671,468	4,735,912

Gross profit	$3,493,298	$259,861	$4,755,791	$1,790,903

Operating expenses
General and administrative	$2,545,408	$646,537	$5,577,028	$1,237,264
Research and development	1,717,892	314,062	3,701,790	840,651
Sales and marketing	6,547,045	713,155	9,626,375	1,408,477
Finance costs	-	-	1,341,056	304,627
Share-based compensation	188,667	43,834	222,639	43,834
Foreign exchange loss (gain)	24,980	97,258	49,548	(109,964)
Amortization and depreciation	257,394	17,541	625,369	45,279

Total operating expenses	11,281,386	1,832,387	21,143,805	3,770,168

Loss from operations	(7,788,088)	(1,572,526)	(16,388,014)	(1,979,265)
Interest income, net	210,548	18,428	231,999	10,165
Other income, net	-	570	-	175,570
Changes in fair value of warrant liability	5,715,500	-	5,715,500	-
Changes in fair value of option liability	-	(1,071,429)	-	(1,071,429)

Loss before income taxes	(1,862,040)	(2,624,957)	(10,440,515)	(2,864,959)
Income tax (expense) recovery	3,588	-	(18,811)	-

Net and comprehensive loss	$(1,858,452)	$(2,624,957)	$(10,459,326)	$(2,864,959)

Loss per share:
Basic	$(0.01)	$(0.35)	$(0.06)	$(0.38)
Diluted	$(0.01)	$(0.35)	$(0.06)	$(0.38)

Weighted-average shares used to compute loss per share:
Basic	177,962,153	7,541,000	174,377,485	7,541,000
Diluted	177,962,153	7,541,000	174,377,485	7,541,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30,	December 31,
	2022	2021

Assets

Current assets
Cash and cash equivalents	$356,680,050	$46,847,375
Accounts receivable, net	7,860,047	1,812,790
Prepaid expenses	3,438,253	389,849

	367,978,350	49,050,014
Capital assets	6,535,329	1,286,849
Right-of-use assets	1,500,757	1,515,841
Intangible assets	2,943,006	3,285,578
Goodwill	662,899	662,899

	$379,620,341	$55,801,181

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$12,478,936	$6,853,403
Deferred revenue	368,739	30,014
Lease liabilities	579,345	315,159
Income taxes payable	257,028	934

	13,684,048	7,199,510
Warrant liability	25,357,500	-
Lease liabilities, long-term	985,110	1,195,139
Other liability	500,000	250,000

	40,526,658	8,644,649

Temporary equity
Preference shares	-	16,789,203

Commitments and contingencies

Shareholders’ equity
Common shares	768,357	43,353,370
Deficit	(27,838,033)	(17,378,707)
Additional paid-in capital	366,163,359	4,392,666

	339,093,683	30,367,329

	$379,620,341	$55,801,181

On behalf of the Board:

Director	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

(Unaudited)

	Number of Common Stock
	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Additional Paid-in Capital	Deficit	Total

Balance December 31, 2020	7,491,000	50,000	-	-	-	-	$582,338	$19,355	$-	$-	$-	$-	$3,022,547	$(3,965,175)	$(340,935)
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	43,834	-	43,834
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,864,959)	(2,864,959)
Balance September 30, 2021	7,491,000	50,000	-	-	-	-	$582,338	$19,355	$-	$-	$-	$-	$3,066,381	$(6,830,134)	$(3,162,060)

Balance December 31, 2021	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$-	$4,392,666	$(17,378,707)	$30,367,329
Issuance of Legacy Rumble Class A Common Stock in exchange for Legacy Rumble preference shares	606,360	-	-	-	-	-	17,314,203	-	-	-	-	-	-	-	17,314,203
Issuance of Class A and C Common Stock in exchange for Legacy Rumble Class A and B common shares	(8,726,050)	(135,220)	48,970,404	-	168,762,214	-	(60,537,812)	(129,761)	4,897	-	16,876	-	60,645,800	-	-
Issuance of Class A Common Stock in exchange for Legacy Rumble warrants	-	-	14,153,048	-	-	-	-	-	731,281	-	-	-	(731,281)	-	-
Repurchase of Class C Common Stock in the Key Individual Subscription Agreement	-	-	-	-	(1,100,000)	-	-	-	-	-	(110)	-	(10,999,890)	-	(11,000,000)
Issuance of Class D Common Stock in the Key Individual Subscription Agreement	-	-	-	-	-	105,782,403	-	-	-	-	-	10,578	989,422	-	1,000,000
Issuance of Class A and B Common Stock in connection with the Qualifying Transaction	-	-	10,875,000	7,500,000	-	-	-	-	1,088	750	-	-	105,089,512	-	105,091,350
Issuance of Class A Common Stock in exchange for CFVI Class B common shares	-	-	7,500,000	(7,500,000)	-	-	-	-	750	(750)	-	-	-	-	-
Issuance of Class A Common Stock in connection with public shares	-	-	29,969,311	-	-	-	-	-	2,997	-	-	-	299,690,113	-	299,693,110
Issuance costs in connection with the Qualifying Transaction	-	-	-	-	-	-	-	-	-	-	-	-	(56,132,034)	-	(56,132,034)
Eliminate CFVI’s historical accumulated deficit	-	-	-	-	-	-	-	-	-	-	-	-	(39,268,872)	-	(39,268,872)
Excess fair value over net assets acquired – listing fee	-	-	-	-	-	-	-	-	-	-	-	-	2,265,284	-	2,265,284
Fair value of restricted stock units (RSUs)	-	-	-	-	-	-	-	-	-	-	-	-	171,681	-	171,681
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	50,958	-	50,958
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,459,326)	(10,459,326)
Balance September 30, 2022	-	-	111,467,763	-	167,662,214	105,782,403	$-	$-	$741,013	$-	$16,766	$10,578	$366,163,359	$(27,838,033)	$339,093,683

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the nine months ended September 30,	2022	2021

Cash flows provided by (used in)

Operating activities
Net and comprehensive loss for the period	$(10,459,326)	$(2,864,959)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization and depreciation	1,308,889	66,274
Share-based compensation	222,639	43,834
Interest expense	28,145	2,210
Gain on change in fair value of warrants	(5,715,500)	-
Loss on change in fair value of option liability	-	1,071,429
Unrealized foreign exchange gain (loss)	45,707	(3,998)

	(14,569,446)	(1,685,210)
Changes in non-cash working capital:
Accounts receivable	(6,047,258)	301,969
Prepaid expenses	(3,048,405)	(295,165)
Accounts payable and accrued liabilities	6,059,222	1,463,488
Deferred revenue	338,725	1,849
Income taxes payable	256,095	9
	(17,011,067)	(213,060)

Investing activities
Purchase of capital assets	(5,830,881)	(520,064)
Purchase of intellectual property	-	(500,447)
	(5,830,881)	(1,020,511)
Financing activities
Repayments of bank indebtedness	-	(337,535)
Lease payments	(342,870)	(40,293)
Proceeds from other liabilities	250,000	244,766
Proceeds from issuance of Legacy Rumble preferred shares and Class A common shares	-	25,000,000
Proceeds from Qualifying Transaction	399,807,596	-
Repurchase of Class C Common Stock	(11,000,000)	-
Repayment of Sponsor loan in connection with Qualifying Transaction	(2,173,353)	-
Share issuance costs	(53,866,750)	(710,797)
	332,674,623	24,156,141

Increase in cash and cash equivalents during the period	309,832,675	22,922,570

Cash and cash equivalents, beginning of period	46,847,375	1,446,047
Cash and cash equivalents, end of period	$356,680,050	$24,368,617

Supplemental cash flow information:
Cash paid for income taxes	$4,831	$745
Cash paid for interest	54	4,754

Non-cash transactions related to the Qualifying Transaction (Note 2)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

1.	Overview and Basis of Presentation

Nature of Operations

Rumble Inc. (“Rumble” or “the Company”) is a full-service video technology provider offering customizable video players, original content videos, and a library of advertisements for use with its video players. The Company’s registered office is 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. The Company’s shares of Class A common stock and warrants are traded on the Nasdaq Global Market (“Nasdaq”) under the symbol “RUM” and “RUMBW”, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements (“financial statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the results of the Company and its wholly-owned subsidiaries (“the Group”). Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”). All intercompany balances and transactions have been eliminated upon consolidation. These financial statements are presented in U.S. dollars, which is the functional currency of the Company, except where otherwise indicated.

These financial statements should be read in conjunction with Legacy Rumble’s annual consolidated financial statements for the year ended December 31, 2021 (“2021 Annual Financial Statements”). These financial statements have been prepared using the same accounting policies that were described in Note 2 to the 2021 Annual Financial Statements.

The Board of Directors approved these condensed consolidated interim financial statements on November 10th, 2022.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to the: evaluation of revenue recognition criteria; collectability of accounts receivable; valuation of stock-based compensation awards; valuation of financial instruments measured at fair value through profit and loss; assessment and recoverability of long-lived assets; useful lives of long-lived assets, including goodwill; and the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

2.	Significant Events and Transactions

On December 1, 2021, Rumble Inc (“Legacy Rumble”), a corporation incorporated under the laws of the Province of Ontario, entered into a business combination agreement (the “Business Combination Agreement”) with CF Acquisition Corp. VI, a Delaware corporation (“CFVI”), which among other things, provided for the exchange of all of the issued and outstanding shares of Legacy Rumble (“Rumble Acquisition”) for the shares of Class A Common Stock and Class C Common Stock and exchangeable shares in a wholly-owned subsidiary of CFVI, subject to adjustments and payable in accordance with the terms of the Business Combination Agreement.

CFVI is a special purpose acquisition company, formed for the purpose of effecting an acquisition of one or more business or assets, by way of Qualifying Transaction, amalgamation, share exchange, asset acquisition, share repurchase, reorganization, or other similar business combination involving CFVI, referred to as its qualifying acquisition (“Qualifying Transaction”). CFVI’s sponsor is CFAC Holdings VI, LLC (the “Sponsor”). On February 23, 2021, CFVI consummated the initial public offering (the “Offering”) of 30,000,000 units (“CFVI Units”) for gross proceeds of $300,000,000. Each CFVI Unit consists of one share of Class A Common Stock (“CFVI Class A Common Stock”) and one-fourth of one redeemable warrant (“CFVI Warrant(s)”). Each whole CFVI Warrant entitles the holder to purchase one share of CFVI Class A Common Stock at a price of $11.50, and is exercisable on the later of 30 days after the completion of Qualifying Transaction or 12 months from the closing of the Offering, and expires 5 years after the completion of the Qualifying Transaction, or earlier upon redemption of liquidation. Upon closing of the Offering, the CFVI Units were listed on the Nasdaq. The total proceeds from the Offering were placed in an escrow account to be released upon consummation of the Qualifying Transaction in accordance with the terms and conditions of the related escrow agreement. Prior to the closing of the Qualifying Transaction discussed below, CFVI shareholders were permitted to elect to redeem their shares of CFVI Class A Common Stock for cash even if they approved the Qualifying Transaction. As a result, actual redemptions by CFVI shareholders were 30,689 CFVI Class A Common Stock and the remaining 29,969,311 shares of CFVI Class A Common Stock of the Company remained outstanding. Simultaneous with the closing of the Offering, CFVI consummated the sale of 700,000 units (“CFVI Placement Units”) to the Sponsor for gross proceeds of $7,000,000. Additionally, in connection with the Offering, the Sponsor committed, pursuant to a forward purchase contract (“FPA”) with CFVI, to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of the Qualifying Transaction, 1,500,000 CFVI Units on substantially the same terms as the sale of CFVI Units in the Offering at $10.00 per CFVI Unit, and 375,000 CFVI Class A Common Stock (for no additional consideration). The funds from the FPA were to be used as part of the consideration to the sellers in the Qualifying Transaction.

On September 16, 2022 (the “Closing Date”), pursuant to the terms of the Business Combination Agreement, Legacy Rumble and CFVI announced the completion of the Qualifying Transaction, which constitutes CFVI’s Qualifying Transaction. In connection with the closing of the Qualifying Transaction, CFVI was renamed Rumble Inc and Legacy Rumble was renamed Rumble Canada Inc. References herein to “CFVI” and “Legacy Rumble” are to CF Acquisition Corp. VI and Rumble Inc, respectively, prior to the consummation of the Qualifying Transaction, and references to the “Company” or “Rumble” are to Rumble Inc following consummation of the Qualifying Transaction.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

2.	Significant Events and Transactions (Continued)

Consideration for the Qualifying Transaction pursuant to the terms of the Business Combination Agreement, and in exchange for their respective shares of capital stock of Legacy Rumble, was as follows:

●	For each share of Legacy Rumble capital stock held by eligible electing Canadian shareholders of Legacy Rumble (the “Electing Shareholders”), the Electing Shareholders receive a number of exchangeable shares in 1000045728 Ontario Inc., an indirect, wholly owned Canadian subsidiary of CFVI (“ExchangeCo”, and such shares, the “ExchangeCo Shares”) equal to the quotient obtained by dividing the Price Per Company Share (as defined below) by $10.00 (the “Company Exchange Ratio”), and such Electing Shareholders concurrently subscribed for nominal value for a corresponding number of shares of Class C common stock, par value $0.0001 per share, of the Company (“Class C Common Stock”), a new class of voting, non-economic shares of common stock of the Company created and issued in connection with the Qualifying Transaction. This resulted in the issuance of 168,762,214 shares of Class C Common Stock of the Company for a par value of $16,876; and

●	For each share of Legacy Rumble capital stock held by all other shareholders of Rumble (the “Non-Electing Shareholders”, and collectively with the Electing Shareholders, the “Rumble Shareholders”), such Non-Electing Shareholder received a number of shares of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”) equal to the Company Exchange Ratio. This resulted in the issuance of 48,970,404 shares of Class A Common Stock of the Company for a par value of $4,897.

The “Arrangement Consideration” means $3,186,384,663, representing the sum of $3,150,000,000, plus the cash and cash equivalents balance held by Legacy Rumble as of the date of the Qualifying Transaction (net of outstanding indebtedness), plus the aggregate exercise price of all outstanding options to purchase Legacy Rumble stock. The “Price Per Company Share” is obtained by dividing (i) the Arrangement Consideration by (ii) the number of outstanding shares of capital stock of Legacy Rumble (calculated on a fully diluted basis in accordance with the Business Combination Agreement). The Company Exchange Ratio was determined to be 24.5713:1.0000.

In addition, under the Business Combination Agreement:

●	All outstanding options to purchase shares of Legacy Rumble capital stock were exchanged for options (“Exchanged Company Options”) to purchase (a) a number of shares of Class A Common Stock (“Base Option Shares”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Rumble capital stock subject to such options and (ii) the Option Exchange Ratio (as defined below), and (b) a fraction of a share of Class A Common Stock with respect to each Base Option Share equal to the Option Earnout Fraction (as defined below) (such fractional shares, “Tandem Option Earnout Shares”). The aggregate purchase price per Base Option Share together with the related fraction of the Tandem Option Earnout Share equals (i) the exercise price of such Legacy Rumble stock options divided by (ii) the Option Exchange Ratio (rounded up to the nearest whole cent); and

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

2.	Significant Events and Transactions (Continued)

●	The outstanding warrant to purchase shares of Legacy Rumble capital stock was exchanged for a number of shares of Class A Common Stock equal to the product (rounded down to the nearest whole number) of the number of shares of Rumble capital stock subject to the warrant and the Company Exchange Ratio. This resulted in the issuance of 14,153,048 shares of Class A Common Stock of the Company for a par value of $731,281.

“Option Earnout Fraction” means the difference between (i) the Company Exchange Ratio divided by the Option Exchange Ratio minus (ii) 1.00. “Option Exchange Ratio” means the quotient obtained by dividing (x) by (y), where: (x) is the quotient, expressed as a dollar number, obtained by dividing (i) the sum of (a) $2,136,384,663, representing the sum of $2,100,000,000 plus the cash and cash equivalents balance held by Legacy Rumble as of the date of the Qualifying Transaction (net of debt), plus the aggregate exercise price of all outstanding options to purchase shares of Legacy Rumble capital stock, by (ii) the number of outstanding shares of Legacy Rumble capital stock (calculated on a fully diluted basis in accordance with the Business Combination Agreement); and (y) $10.00.

In addition, for an aggregate purchase price of $1,000,000, upon the closing of the Qualifying Transaction and pursuant to a subscription agreement entered into between Christopher Pavlovski, Legacy Rumble’s CEO and founder (“Mr. Pavlovski”) and CFVI, the Company issued and sold to Mr. Pavlovski a number of shares of Class D common stock, par value $0.0001 per share, of the Company (“Class D Common Stock”), a new class of non-economic shares of common stock of the Company carrying the right to 11.2663 votes per share created and issued in connecting with the Qualifying Transaction, such that, taking into account the shares of Class A Common Stock and Class C Common Stock issued to Mr. Pavlovski at the closing of the Qualifying Transaction, Mr. Pavlovski has approximately 85% of the voting power of the Company on a fully diluted basis.

The Company also issued, as of the date of the closing of the Qualifying Transaction, 1,875,000 shares of Class A Common Stock (par value $188) in connection with the FPA.

Further, upon the closing of the Qualifying Transaction, the Company consummated a private investment in public equity (“PIPE”) via the issuance of 8,300,000 shares of Class A Common Stock (par value $0.0001 per share) for aggregate proceeds of $83,000,000.

While CFVI was the legal acquirer of Legacy Rumble, Legacy Rumble was identified as the acquirer for accounting purposes. The Rumble Acquisition is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CFVI is treated as the acquired company for financial reporting purposes and Legacy Rumble is treated as the acquiror. This determination is primarily based on the facts that subsequent to the Qualifying Transaction, the Legacy Rumble shareholders hold a majority of the voting rights in the combined company (Rumble or the Company), Legacy Rumble will collectively hold voting power giving them the right to appoint the majority of the directors in Rumble, Legacy Rumble comprises all of the ongoing operations of the combined company, Legacy Rumble comprises all of the senior management of the combined company, and Legacy Rumble is significantly larger than CFVI in terms of revenue, total assets (excluding cash) and employees. Accordingly, for accounting purposes, the Qualifying Transaction was treated as the equivalent of Legacy Rumble issuing shares for the net assets of CFVI, accompanied by a recapitalization.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

2.	Significant Events and Transactions (Continued)

The net assets of CFVI were stated at historical costs. No goodwill or other intangible assets were recorded. Operations prior to the Qualifying Transaction are those of Legacy Rumble.

In connection with the Qualifying Transaction, the Company received $399,807,596 in gross proceeds from the Qualifying Transaction.

The number of shares of the Company’s common stock outstanding immediately following the consummation of the Qualifying Transaction was:

	Class A	Class C	Class D	Total

CFVI Public Shareholders	29,969,311	-	-	29,969,311
Sponsor Related Parties and Other Holders of Founder’s Shares	10,075,000	-	-	10,075,000
Rumble Shareholders	63,123,452	167,662,214	105,782,403	336,568,069
PIPE Investors	8,300,000	-	-	8,300,000
Closing shares	111,467,763	167,662,214	105,782,403	384,912,380

Details of the Qualifying Transaction are summarized as follows:

Fair value of shares issued by Rumble	$353,039,304

Net assets acquired:
Cash	$300,797,018
Prepaid expenses	221,016
Accounts payable, accruals, and other liabilities	(256,095)
Warrant liability	(29,625,500)
FPA liability	(8,362,419)
262,774,020

PIPE escrow proceeds	83,000,000
Sponsor FPA proceeds	15,000,000
Class D Common Stock proceeds	1,000,000
Shares repurchase of Class C Common Stock	(11,000,000)
$350,774,020

Excess fair value over net assets acquired – listing fee	$2,265,284

The excess fair value over net assets acquired was recorded as a reduction to additional paid-in capital. Additionally, the Company incurred transaction costs of $53,866,750, consisting of banking, legal, and other professional fees. The transaction costs were recorded as a reduction to additional paid-in capital in accordance with Staff Accounting Bulletin Topic 5.A.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

3.	Summary of Significant Accounting Policies

Foreign Currency

The functional currency of the Group is the U.S. dollar. Transactions denominated in currencies other than the U.S. dollar are remeasured using end-of-period exchange rates or exchange rates prevailing at the date of the transaction, and the resulting gains or losses are recognized as a component of operating expenses.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, lease liabilities, and other liabilities approximated their fair values at September 30, 2022 and December 31, 2021.

The Company evaluates the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. See Note 15 for further details.

Concentration Risk

A meaningful portion of the Company’s revenue (and a substantial portion of the Company’s net cash from operations that it can freely access) is attributable to Service Agreements with a few customers. See Note 15 for further details.

Revenue Recognition

Revenues are recognized when the control of promised services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Sales tax and other similar taxes are excluded from revenues.

The Company derives revenues primarily from:

●	Advertising fees

●	Licensing fees and other

Advertising customers pay on a cost-per-click, cost-per-view or cost-per-message-read basis. For cost-per-click and cost-per-view, Rumble is paid only when a user clicks or views an advertisement; thus, advertising revenue is recognized when a user engages with the advertisement, such as when the user clicks or views the advertisement or when the advertisement is displayed. For cost-per-message-read, advertising customers pay to have their products or services promoted by a content creator and advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read.

To achieve the core principle of this new standard, the Group applies the following steps:

1. Identification of the contract, or contracts, with the customer

The Company determines to have a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the services to be transferred, the Company can identify the payment terms for the services, the Company has determined the customer has the ability and intent to pay and the contract has commercial substance.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

2. Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. The Company’s performance obligations consist of (i) providing a hosting platform for advertisements, and (ii) licensing of Rumble player.

3. Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer.

4. Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). SSP is determined by allocating the transaction price to each performance obligation in an amount that depicts the amount of consideration the Company expects to be entitled to in exchange for transferring those services to the customer.

5. Recognition of the revenue when, or as, the Company satisfies each performance obligation

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services.

Licensing Fees and Other

Under bulk license agreements, the Company’s obligations include hosting the content libraries for access and searching by the customer, updating the libraries with new content provided by the content owner, and making videos selected by the customer available for download, throughout the term of the contract.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

These services are billed based on the access to the content regardless of the number of videos downloaded. All of these services are highly interdependent as the customer’s ability to derive its intended benefit from the contract depends on the entity transferring both the access to the content library overtime and making the videos available as and when required by the customer for download. These services therefore constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term. The predominant item in the single performance obligation is a license providing a right to access the content library throughout the license period. For these arrangements, the Company recognizes the total fixed fees under the contract as revenue rateably over the term of the contract as the performance obligation is satisfied, as this best depicts the pattern of control transfer.

For license agreements related to the Rumble player, the Company’s obligations include providing access to the current version the Rumble player throughout the term of the contract. As part of this arrangement, the customer is required to use the most current version of the player and therefore, the utility of the player to the customer is significantly affected by Rumble’s ongoing activities to maintain and support the player. Revenue is therefore recognized rateably over the term of the contract. In addition, certain arrangements related to the license of the Rumble player include the monetization of content. In these arrangements, Rumble will manage the provision of services to ad providers and share the revenues with the customers. This revenue is recognized over time as user views occur.

Other revenues include fees earned from tipping features within the Company’s platform as well as certain cloud, subscription, provision of one-time content, and professional services. Fees from tipping features are recognized at a point in time when a user tips on the platform. Both cloud and subscription services are recognized over time for the duration of the contract. Revenues related to provision of one-time content and professional services have stand-alone functionality to the customer and are recognized at a point in time as services are provided.

Variable Consideration

Advertising revenues are based on user engagements. Revenue is recorded at the sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained as it is based on number of views and/or clicks that will occur, and is included in the sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved. Further, given that the cost-per-click and/or cost-per-view may vary based on the location of the user, the revenue per click/view is also not determinable until it occurs, and therefore, constrained. Given that the transaction price is specifically related to the performance obligation of providing an advertisement hosting platform that can be viewed and/or clicked by users and the amount of consideration expected by the Company is in exchange for providing these services, advertising revenues are recognized as usage occurs over the term of the advertising contract in line with ASC 606-10-32-40.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Further, the Company may enter into certain licensing arrangements where consideration may be paid in exchange for rights to monetize content, and therefore, total consideration to be received by the Company may be variable in nature. The Company recognizes this non-cash consideration as a contingent payment, and therefore, does not recognize fair value of the user views promised in these arrangements until control over the content is transferred over to the Company. Further, the usage-based royalty exemption has been taken by the Company for these arrangements.

Costs to Obtain a Contract

The Company expenses sales commissions when incurred when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Principal vs Agent

The Company has taken the position as a principal for both advertising and licensing and other revenues, and therefore recognizes revenues on a gross basis, as it has control over both the content that is monetized as well as the platform over which the content is displayed. Further, the Company manages the monetization of content, has discretion over pricing, bears inventory risk and is the only party to the contract with its customers.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and for contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Costs of Revenues

Costs of revenues primarily consist of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs include content acquisition costs primarily related to payments to content providers from whom videos and other content are licensed; fees are paid to these providers based on revenues generated. Other fees may also be paid to licensees as part of licensing arrangements discussed above. Other costs of revenues include third-party service provider costs such as data center and networking, as well as staffing costs directly related to professional services fees. On January 1, 2022, the Company changed its accounting policy to include amortization and depreciation in the cost of revenues. This change in accounting policy has been applied retrospectively in these financial statements. The amounts in the condensed consolidated interim statement of comprehensive loss have been reclassified to conform with the presentation in the current year. During the three and nine months ended September 30, 2022, the Company allocated amortization and depreciation of $296,622 and $683,520, respectively. During the three and nine months ended September 30, 2021, the Company allocated amortization and depreciation of $20,995 and $20,995, respectively.

Deferred Revenue

The Company records amounts that have been invoiced to its clients in either deferred revenue or revenue depending on whether the revenue recognition criteria described above have been met. Deferred revenue includes payments received in advance of performance under the contract.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Contract Assets

The adoption of Topic 606 for revenue recognition included adoption of Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires deferral of the incremental costs of obtaining a contract with a customer. The Company does not have significant contract assets.

Marketing Costs

All marketing costs are expensed as incurred and are included in operating expenses on the condensed consolidated interim statement of comprehensive loss.

Warranties

The Company’s cloud services and software are generally warranted to perform materially in accordance with user expectation under normal use and circumstances. Warranties may not be purchased separately from services, and only provide assurance that the services comply with agreed-upon specifications. The Company has entered into service-level agreements with substantially all of its cloud services customers warranting defined levels of uptime reliability and performance, and permitting those customers to receive credits if the Company fails to meet those levels.

Share-Based Compensation

The Company offers a stock option plan for certain of its employees, advisory board members, directors, officers and consultants under which certain stock options have been issued. The Company applies the provisions of ASC 718, Stock-based Compensation, which requires companies to measure all employee stock-based compensation awards using the fair value method. Under this method, the fair value of each option grant is estimated on the date of grant and the Company records compensation expense based on the estimated fair value over the requisite service period for each award, which generally equals the vesting period. For service-based options, the Company uses the straight-line amortization method for recognizing share-based compensation expense over the requisite service period.

Vesting period for the stock options granted is determined by the Board of Directors and the typical vesting for equity awards with service conditions is monthly vesting over three to five years. Requisite service period for Rumble’s stock options subject to service conditions is coterminous with the vesting period specific to those stock options.

The Company has also issued equity awards such as warrants, restricted stock units and/or stock options that are subject to certain performance or service conditions. Typical performance condition refers to a change in control and/or the Company becoming publicly traded. Vesting condition for such equity awards is met when either the performance condition is satisfied or deemed likely to be satisfied. Typical service conditions is monthly vesting over three years.

The Company has granted a warrant to a non-employee subject only to a performance condition. Under ASC 718, the Company assesses the probability of the performance condition being achieved at each reporting date and records the compensation cost based on the probability of the performance condition being met. Performance condition was met as of December 31, 2021.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Share-Based Compensation (Continued)

The Company values stock options and warrants using the Black-Scholes option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the share price, the expected life of the option and the share price volatility.

When options or warrants are exercised, the corresponding additional paid-in capital and the proceeds received by the Company are credited to share capital. If stock options are repurchased, the excess of the consideration paid over the carrying amount of the stock or stock options repurchased is charged to additional paid-in capital and/or deficit.

Warrant Liability

The Company accounts for warrants in connection with the Offering, CFVI Placement Units, and FPA using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders count potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the Offering, CFVI Placement Units, and FPA and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized on the condensed consolidated interim statements of comprehensive loss in the period of change.

The Company accounts for the warrants in connection with the Offering, CFVI Placement Units, and FPA in accordance with guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), pursuant to which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. See Note 10 for further discussion of the pertinent terms of the warrants and for further discussion of the methodology used to determine the fair value of the warrants.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive loss and its components in the financial statements. Comprehensive loss consists of net loss and other comprehensive loss.

Interest in a Joint Venture

One of the Group’s subsidiaries has a 30% membership interest in a joint venture based in Florida, USA named Liberatio Special Ventures LLC (“Liberatio”). Liberatio is involved in the development and operation of an ecosystem, intended to provide customers with the ability to process payments and engage in other related value-driven activities. The Group’s interest in Liberatio is accounted for using the equity method in the financial statements

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

New standards or amendments

For the period ended September 30, 2022, no new accounting standard was issued. The following amendments to existing standards are effective January 1, 2022 and have no material impact on the Company’s financial statements:

●	Accounting Standards Update 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)

●	Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (applicable to convertible instruments

The amended standards relevant to the Company that are issued, but not yet effective, up to the date of issuance of Company’s financial statements are listed below. The Company intends to adopt these amendments, if applicable, when they become effective and is currently analyzing them to determine their impact on the financial statements:

●	Accounting Standards Update 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

●	Accounting Standards Update 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

●	Accounting Standards Update 2021-07—Compensation—Stock Compensation (Topic 718): Determining the Current Price of an Underlying Share for Equity-Classified Share-Based Awards (a consensus of the Private Company Council)

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

4.	Business Combinations

Acquisition of Locals Technology Inc.

On October 25, 2021, Legacy Rumble acquired 100% of the interest in Locals Technology Inc. (“Locals”), a video streaming and content distribution platform, for a total consideration of $7,039,110. The acquisition was accounted for as a business combination using the acquisition method. The breakdown of the fair value of the assets acquired and liabilities assumed is presented as follows:

Cash	$3,420,060
Accounts receivable	900,207
Prepaid expenses	19,726
Capital assets	4,591
Intangible assets	2,759,000
Accounts payable, accruals, and other liabilities	(379,914)
Deferred revenue	(219,000)
Deferred tax liability	(128,459)
Fair value of net identifiable assets acquired	6,376,211

Add: Goodwill	662,899
Total net assets acquired	$7,039,110

Purchase consideration:
Common shares	$7,038,691
Additional paid-in capital	419
Total consideration	$7,039,110

The acquired business contributed revenues of $367,741 and $1,300,175 for the three and nine months ended September 30, 2022, respectively. Additionally, the acquired business incurred losses of $1,212,868 and $2,489,857 for the three and nine months ended September 30, 2022, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

5.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021

Advertising	$8,208,678	$1,526,547	$13,956,884	$4,920,453
Licensing and other	2,774,504	542,926	5,461,375	1,606,362
Total revenues	$10,983,182	$2,069,473	$19,427,259	$6,526,815

Deferred Revenue

Deferred revenue recorded at September 30, 2022 is expected to be fully recognized by September 30, 2023. The deferred revenue balance as of September 30, 2022 was $368,739 (December 31, 2021 - $30,014).

6.	Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022
	Contracted	Amortized	Fair Market	Balance per Balance
	Maturity	Cost	Value	Sheet

Cash	Demand	$355,580,050	$355,580,050	$355,580,050
Money market funds	Demand	1,100,000	1,100,000	1,100,000

		$356,680,050	$356,680,050	$356,680,050

	December 31, 2021
	Contracted	Amortized	Fair Market	Balance per Balance
	Maturity	Cost	Value	Sheet

Cash	Demand	$2,847,375	$2,847,375	$2,847,375
Money market funds	Demand	44,000,000	44,000,000	44,000,000

		$46,847,375	$46,847,375	$46,847,375

The Group did not have any short-term or long-term investments as at September 30, 2022 or December 31, 2021 except for the investment in a joint venture.

As of September 30, 2022, the Group entered into a guarantee/ standby letter of credit for $1,000,000 which will be used towards the issuance of credit for running the day-to-day business operations (December 31, 2021 - $nil).

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

7.	Capital Assets

	September 30,	December 31,
	2022	2021
Computer hardware	$6,653,509	$1,289,702
Furniture and fixtures	100,921	33,484
Leasehold improvements	420,701	21,065
	7,175,131	1,344,251
Accumulated depreciation	(639,802)	(57,402)
Net carrying value	$6,535,329	$1,286,849

Depreciation expense on capital assets in cost of revenues and operating expenses for the three months ended September 30, 2022 was $204,688 and $91,509, respectively (three months ended September 30, 2021 - $10,805 and $3,601). Depreciation expense on capital assets in cost of revenues and operating expenses for the nine months ended September 30, 2022 was $412,338 and $170,062, respectively (nine months ended September 30, 2021 - $10,805 and $6,315).

8.	Right-of-Use Assets and Lease Liabilities

The Group leases several facilities under non-cancelable operating leases with no right of renewal. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Group uses its respective incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

	September 30,		December 31,
	2022		2021
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Right-of-use assets	$2,066,882	$566,125	$1,698,049	$182,208
Net book value		$1,500,757		$1,515,841

Amortization expense on the right-of-use asset recognized in cost of revenue and operating expenses for the three months ended September 30, 2022 was $6,291 and $137,337, respectively (three months ended September 30, 2021 - $1,727 and $11,119). Amortization expense on the right-of-use asset recognized in cost of revenue and operating expenses for the nine months ended September 30, 2022 was $14,253 and $369,664, respectively (nine months ended September 30, 2021 - $1,727 and $36,143).

Interest expense recognized for the three and nine months ended September 30, 2022 was $9,538 and $28,146, respectively (three and nine months ended September 30, 2021 - $518 and $2,210).

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

8.	Right-of-Use Assets and Lease Liabilities (Continued)

As of September 30, 2022, the weighted-average remaining lease term and weighted-average incremental borrowing rate for the operating leases were 3.41 years and 2.40%, respectively (December 31, 2021 – 4.43 years and 2.1%).

The following shows the undiscounted cash flows for the remaining years under the lease arrangement as at September 30, 2022.

2022	$167,242
2023	599,154
2024	296,339
2025	261,461
2026	264,883
2027	26,468
1,615,547
Less: imputed interest	51,092
1,564,455
Current portion	$579,345
Long-term portion	$985,110

9.	Intangible Assets

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$-	$123,143
Domain name	500,448	44,315	456,133
Brand (Note 4)	1,284,000	119,869	1,164,131
Technology (Note 4)	1,475,000	275,401	1,199,599
	$3,382,591	$439,585	$2,943,006

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$-	$123,143
Domain name	500,448	19,293	481,155
Brand (Note 4)	1,284,000	23,569	1,260,431
Technology (Note 4)	1,475,000	54,151	1,420,849
	$3,382,591	$97,013	$3,285,578

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

9.	Intangible Assets (Continued)

Amortization expense related to intangible assets in cost of revenues and operating expenses for the three months ended September 30, 2022 was $85,643 and $28,548, respectively (three months ended September 30, 2021 - $8,463 and $2,821). Amortization expense related to intangible assets in cost of revenues and operating expenses for the nine months ended September 30, 2022 was $256,929 and $85,643, respectively (nine months ended September 30, 2021 - $8,463 and $2,821).

10.	Warrant Liability

Warrant liability comprises of 8,050,000 warrants issued by the Company in public offerings, private placements, and forward purchase contracts as follows:

●	Public warrants: As described in Note 2, as a result of the Business Combination Agreement, the Company acquired 7,500,000 warrants previously issued by CFVI with regards to the Offering of 30,000,000 CFVI Units completed on February 23, 2021 (“Public Warrant(s)”).

●	Private placement warrants: As described in Note 2, as a result of the Business Combination Agreement, the Company also acquired 175,000 warrants previously issued by CFVI with regards to the sale of 700,000 units (including 175,000 warrants) (“Private Placement Warrants”).

●	Forward purchase warrants: As described in Note 2, the Company issued 1,500,000 shares in the Class A Common Stock of the Company and 375,000 warrants (“Forward Purchase Warrants”) to the Sponsor in relation to the CFVI FPA, for gross proceeds of $15,000,000.

Each whole Public Warrant, Private Placement Warrant and Forward Purchase Warrant (“Warrants”) entitles the holder to purchase one share of common stock of the Company, par value $0.0001 per share, for $11.50 per share . The Warrants will become exercisable on the later of 30 days after the completion of the Qualifying Transaction or 12 months from the closing of the IPO and will expire 5 years after the completion of the Qualifying Transaction, or earlier upon redemption or liquidation. The exercise price and entitlement of the Warrants is subject to certain adjustments including:

i.	If the number of outstanding shares of common stock is increased by a stock dividend payable in shares of common stock, or by a split-up of shares of common stock or other similar event, then the number of shares of common stock issuable on exercise of each Warrant shall be increased in proportion to such increase in the outstanding shares of common stock.

ii.	If the Company pays a dividend or makes a distribution in cash, securities or other assets to the holders of the common stock, the Warrant price shall be decreased by the amount of cash and/or the fair market value of any securities or other assets paid on each share of common stock in respect of such extraordinary dividend.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

10.	Warrant Liability (Continued)

iii.	If the number of outstanding shares of common stock is decreased by a consolidation, combination, reverse stock split or other similar event, then the number of shares of common stock issuable on exercise of each Warrant shall be decreased in proportion to such decrease in outstanding shares of common stock.

iv.	Whenever the number of shares of common stock purchasable upon the exercise of the Warrants is adjusted, the warrant price shall be adjusted by multiplying such warrant price immediately prior to such adjustment by a fraction the numerator of which shall be the number of shares of common stock purchasable upon the exercise of the Warrants immediately prior to such adjustment, and the denominator of which shall be the number of shares of common stock so purchasable immediately thereafter.

The exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Not all of the shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event.

The Warrants may be redeemed, at the option of the Company, at a price of $0.01 per Warrant, provided that the last sales price of the common stock has been at least $18.00 per share during the 20 trading day period starting on the trading day prior to the day of the close of the Qualifying Transaction.

These Warrants are traded publicly with fair value being determined as their market price. The warrant liability was valued at $3.86 per warrant on September 16, 2022, the date of Qualifying Transaction. As these are financial liabilities measured at fair value through profit or loss, these Warrants were revalued at September 30, 2022 using the observable market price of $3.15 per warrant resulting in a gain of $5,715,500. As the transfer of Private Placement Warrants and Forward Purchase Warrants to anyone who is not a permitted transferee would result in Private Placement Warrants and Forward Purchase Warrants having substantially the same terms as those issued in public offerings, the Company determined that the fair value of Private Placement Warrants and Forward Purchase Warrants are equivalent to that of the Public Warrants. The Warrants are measured at level 1 and level 2 respectively, of the fair value measurement hierarchy.

Further, as these warrants may be exercised by holders on a cashless basis, and the exercise of these warrants may be settled in cash that does not require the participation of all shareholders to trigger the potential cash settlement, the Company has concluded that all of its warrants do not meet the ASC 815-40 conditions of equity classification.

11.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of September 30, 2022, an amount of $500,000 related to these expenses is recorded in other liability (December 31, 2021 - $250,000).

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

12.	Temporary Equity

Preference Shares

Authorized

Legacy Rumble’s Articles of Incorporation authorized an unlimited number of preference shares for issuance.

Legacy Rumble filed Articles of Amendment dated May 14, 2021 to create and authorize 607,360 Class A preferred shares for issuance and to remove the class of preference shares previously authorized. These Class A preferred shares rank senior to the common shares and have conversion rights that allow each Class A preferred share to be converted at the option of the holder at any time and without payment of additional consideration into such number of fully paid and non-assessable Voting Common Shares as is determined by dividing the original issue price of such Class A preferred share by the conversion price at the time of conversion, which is initially equal to the original issue price subject to various adjustments.

Issued and outstanding

On May 14, 2021, Legacy Rumble issued 606.36 Class A preferred shares, which were subsequently converted into 606,360 Class A preferred shares on a stock split in the ratio of 1,000-to-1. No other preference shares have been issued. These Class A preferred shares are redeemable for Class A common shares of Legacy Rumble upon a change of control event. As part of the transaction, the holders of these Class A preferred shares were also granted an option to purchase additional Class A common shares in Legacy Rumble (the “Option Liability”) at a discount of 30%, subject to certain conditions. The total fair value of this financing arrangement was determined to be $35,714,286 due to the upper limit on the discount price provided to the investors. Gross proceeds of $25,000,000 were allocated between the Class A preferred shares and the Option Liability by first determining the fair value of the Option Liability at $7,500,000 using a probability weighted scenario over the likelihood of this option to be exercised, with the remaining $17,500,000 allocated to equity (using a residual value method). Because these Class A preferred shares are redeemable upon an event that is outside the control of Legacy Rumble, these have been classified and presented as temporary equity on the condensed consolidated interim balance sheet.

Transaction costs of $1,015,424 were allocated pro rata between the two components: expenses of $304,627 related to the Option Liability are recorded as finance costs in the consolidated statements of comprehensive loss for the year ended December 31, 2021 with the remaining balance recorded against the value of the Class A preferred shares.

On September 16, 2022, in connection with the Qualifying Transaction, all previously issued and outstanding Class A preferred shares were converted into an equivalent number of shares of Legacy Rumble Class A common shares on a 1-to-1 basis, then multiplied by the exchange ratio of 24.5713 shares pursuant to the Business Combination Agreement, and exchanged for shares of Class A Common Stock of the Company. See Note 2 for further details regarding the Qualifying Transaction.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

12.	Temporary Equity (Continued)

Option Liability

As described above, on May 14, 2021, the Class A preferred shareholders were granted the right to exercise options for an additional 172.07 Class A common shares (172,020 post stock split) in Legacy Rumble subject to certain conditions. The grant date fair value was determined based on the maximum discount available to these Class A preferred shareholders and the probability of the conditions attached to this option being met. The change in fair value of this Option Liability is on account of Legacy Rumble’s re-assessment of the probability of the conditions attached to this option at each reporting period. As the Option Liability was exercised on November 24, 2021, a change in fair value of the Option Liability of $3,214,286 was recorded in the consolidated statements of comprehensive loss (representing the maximum benefit of $10,714,286) in the 2021 Annual Financial Statements, and the balance of the liability was extinguished via an increase to the value of the Class A common shares issued. See Note 13 for further details.

13.	Shareholders’ Equity

Common Shares

Authorized

Legacy Rumble’s Articles of Incorporation authorized an unlimited number of common shares for issuance.

Articles of Amendment, effective on September 4, 2020, by Legacy Rumble created two classes of common shares initially named Voting Common Shares, subsequently renamed Class A common shares, and Non-Voting Common Shares, subsequently renamed Class B common shares. Legacy Rumble is authorized to issue an unlimited number of each of these classes of common shares.

The Company’s Certificate of Incorporation was amended and restated in its entirety and will be effective on the Closing Date. The Company is authorized to issue 1,000,000,000 shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

13.	Shareholders’ Equity (Continued)

Common Shares (Continued)

Legacy Rumble Class A Common Shares

The holders of Legacy Rumble Class A common shares are entitled to receive dividends at the discretion of the board of directors and are entitled to one vote for each Legacy Rumble Class A common share held at any meeting of shareholders of Legacy Rumble. The holders of Legacy Rumble Class A common shares are entitled to receive the remaining property of Legacy Rumble upon liquidation, dissolution, or winding-up, whether voluntary or involuntary, and any other distribution of assets of Legacy Rumble among its shareholders for the purpose of winding-up of its affairs subject to the rights of the preference shares described in Note 12.

On September 16, 2022, in connection with the Qualifying Transaction, all previously issued and outstanding Legacy Rumble Class A common shares held by Electing Shareholders, were exchanged for 168,762,214 shares of Class C Common Stock, using the Company Exchange Ratio of 24.5713:1.0000 pursuant to the Business Combination Agreement. Additionally, all previously issued and outstanding Legacy Rumble Class A common shares held by Non-Electing Shareholders, were exchanged for 45,647,873 shares of Class A Common Stock pursuant to the Business Combination Agreement. See Note 2 for further details.

Legacy Rumble Class B Common Shares

The holders of Legacy Rumble Class B common shares are entitled to receive dividends at the discretion of the board of directors. The holders of Legacy Rumble Class B common shares are also entitled to receive the remaining property of Legacy Rumble upon liquidation, dissolution, or winding-up, whether voluntary or involuntary, and any other distribution of assets of Legacy Rumble among its shareholders for the purpose of winding-up of its affairs subject to the rights of the preference shares described in Note 12. The holders of Legacy Rumble Class B common shares are not entitled to vote and will not receive notice of any meeting of shareholders of Legacy Rumble.

On September 16, 2022, in connection with the Qualifying Transaction, all previously issued and outstanding Legacy Rumble Class B common shares held by Non-Electing Shareholders were exchanged for 3,322,531 shares of Class A Common Stock pursuant to the Business Combination Agreement. See Note 2 for further details.

Class A Common Stock

The holders of shares of Class A Common Stock are entitled to one vote for each share of Class A Common Stock held at any meeting of shareholders of the Company. The holders of Class A Common Stock are entitled to receive dividends and other distributions declared or paid by the Company. The holders of Class A Common Stock are entitled to receive the remaining property of the Company upon liquidation, dissolution, or winding-up, whether voluntary or involuntary, and any other distribution of assets of the Company among its shareholders for the purpose of winding-up of its affairs subject to the rights of the preferred shares.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

13.	Shareholders’ Equity (Continued)

Common Shares (Continued)

On September 16, 2022, in connection with the Qualifying Transaction, the following transactions occurred with regards to Class A Common Stock:

●	All Legacy Rumble shares and warrants held by Non-Electing Shareholders were exchanged for 48,970,404 and 14,153,048 shares of Class A Common Stock, respectively.

●	CFVI Units in connection with the CFVI Placement Units and FPA were exchanged for 700,000 and 1,875,000 shares of Class A Common Stock, respectively.

●	The Company issued 8,300,000 Class A Common Stock through the PIPE.

●	CFVI Units in connection with the Offering were exchanged for 29,969,311 shares of Class A Common Stock.

●	CFVI Class B Common Stock were exchanged for 7,500,000 shares of Class A Common Stock.

Class C Common Stock

The holders of shares of Class C Common Stock are entitled to one vote for each share of Class C Common Stock held at any meeting of shareholders of the Company. The holders of Class C Common Stock are not entitled to receive dividends and other distributions declared or paid by the Company. The holders of shares of Class C Common Stock are not entitled to receive the remaining property of Company upon liquidation, dissolution, or winding-up, whether voluntary or involuntary, and any other distribution of assets of the Company among its shareholders for the purpose of winding-up of its affairs subject to the rights of the preferred shares and Class A Common Stock.

On September 16, 2022, in connection with the Qualifying Transaction, the following transactions occurred with regards to Class C Common Stock:

●	All issued and outstanding Legacy Rumble shares (including Legacy Rumble warrants) held by Electing Shareholders were exchanged for 168,762,214 shares of Class C Common Stock using the Company Exchange Ratio of 24.5713:1.0000 pursuant to the Business Combination Agreement.

●	Concurrently with the Qualifying Transaction on September 16, 2022, the Company entered into a share repurchase agreement with Mr. Pavlovski. Upon closing of the Qualifying Transaction, the Company repurchased shares of 1,100,000 Class C Common Stock for a total purchase price of $11,000,000. Of the $11,000,000 of proceeds, Mr. Pavlovski reinvested $1,000,000 to pay the purchase price for the Company’s Class D Common Stock.

Class D Common Stock

The holders of shares of Class D Common Stock are entitled to 11.2663 votes for each share of Class D Common Stock held at any meeting of shareholders of the Company. The holders of shares of Class D Common Stock are not entitled to receive dividends and other distributions declared or paid by the Company. The holders of shares of Class D Common Stock are not entitled to receive the remaining property of Company upon liquidation, dissolution, or winding-up, whether voluntary or involuntary, and any other distribution of assets of the Company among its shareholders for the purpose of winding-up of its affairs subject to the rights of the preferred shares and Class A Common Stock.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

13.	Shareholders’ Equity (Continued)

Common Shares (Continued)

For an aggregate price of $1,000,000, upon closing of the Qualifying Transaction, the Company issued and sold to Mr. Pavlovski 105,782,403 shares of the Company’s Class D Common Stock.

Issued and outstanding

The following shares of common stock are issued and outstanding at:

	September 30, 2022		December 31, 2021
	Number	Amount	Number	Amount

Legacy Rumble Class A common shares	-	$-	8,119,690	$43,223,609
Legacy Rumble Class B common shares	-	-	135,220	129,761
Class A Common Stock	111,467,763	741,013	-	-
Class C Common Stock	167,662,214	16,766	-	-
Class D Common Stock	105,782,403	10,578	-	-

Balance	384,912,380	$768,357	8,254,910	$43,353,370

On October 25, 2021, Legacy Rumble effected a stock split of the then outstanding Legacy Rumble common and preference shares at a ratio of 1,000-to-1. Stockholders received a whole share for fractional shares (if applicable) and the par value per common stock remains unchanged. A proportionate adjustment was made to the maximum number of shares issuable under the stock option plan, as amended.

On November 24, 2021, Legacy Rumble issued 172,070 Legacy Rumble Class A common shares upon the exercise of the Option Liability at a price of $145.29 per share for gross cash proceeds of $25,000,000.

Former holders of the Legacy Rumble’s common shares are eligible to receive up to an aggregate of 76,412,604 additional shares of the Company’s Class A Common Stock if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term is five years from the closing of the Qualifying Transaction. If there is a change in control within the five-year period following the closing of the Qualifying Transaction that results in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the holders of Legacy Rumble common shares. The shares are currently being held in escrow until the contingency is met.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

13.	Shareholders’ Equity (Continued)

Common Shares (Continued)

The Sponsor’s common shares are eligible to receive up to an aggregate of 1,963,750 additional shares of the Company’s Class A Common Stock if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term is five years from the closing of the Qualifying Transaction. If there is a change in control within the five-year period following the closing of the Qualifying Transaction that results in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the Sponsor. The shares are currently being held in escrow until the contingency is met.

Warrants

On September 14, 2020, Legacy Rumble issued a warrant to an arm’s length party in exchange for services. This warrant is convertible to Legacy Rumble Class B common shares equal to 5% undiluted interest in the Legacy Rumble’s total equity at an exercise price of $0.01 CAD per Legacy Rumble Class B common share and expiration term of 20 years. The warrant is subject to a performance condition that was met as of December 31, 2021 and the fair value of the warrant on the grant date, estimated to be $731,281 was recorded in additional paid-in capital as of December 31, 2021.

On September 16, 2022, in connection with the Qualifying Transaction, the warrant to purchase Legacy Rumble Class B common shares were exchanged for 14,153,048 shares of Class A Common Stock, using the Company Exchange Ratio of 24.5713:1.0000 pursuant to the Business Combination Agreement. See Note 2 for further details.

Restricted Stock Units

During the year ended December 31, 2021, Legacy Rumble issued 10,625 Restricted Class B common shares as part of certain employment agreements as well as consideration for the Locals’ acquisition (Note 4). Certain of these Restricted Class B common shares had a performance based vesting condition that was met as of December 31, 2021 and the fair value of the restricted stock units on the grant date, estimated to be $110,838 was recorded in Legacy Rumble Class B common shares as of December 31, 2021.

On September 16, 2022, in connection with the Qualifying Transaction, the Legacy Rumble Restricted Class B common shares were converted into an equivalent number of shares of Class A Common Stock on a 1-to-1 basis, then multiplied by the Company Exchange Ratio of 24.5713:1.0000 pursuant to the Qualifying Transaction agreement. See Note 2 for further details.

In connection with the Qualifying Transaction, the Company issued 1,100,000 restricted stock units (“RSUs”) as part of an employment agreement. The fair value of the RSUs is $13,244,000 based on the fair value of the restricted stock units on the grant date and will vest over a three years period. The total unrecognized compensation cost for the RSUs issued is $13,072,319 which is expected to be recognized over a weighted-average period of 2.96 years.

The Company recognized share-based compensation expense on RSUs for the three and nine months ended September 30, 2022 of $171,681 and $171,681, respectively (three and nine months ended September 30, 2021 - $nil and $nil).

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

13.	Shareholders’ Equity (Continued)

Stock Options

On September 1, 2020, the Board of Directors of Legacy Rumble authorized and approved a stock option plan which was amended and restated on April 1, 2021, October 21, 2021 and September 15, 2022. The amendment dated September 16, 2022 (the “Plan”) replaces and supersedes the previous stock option plans of Legacy Rumble. The Plan was assumed in its entirety by Rumble on the Closing Date.

Immediately prior to the Closing Date, all outstanding options to purchase Legacy Rumble’s Class A common shares were exchanged into an option to purchase a number of shares of the Company’s Class A Common Stock equal to the number of shares of Legacy Rumble’s Class A common share multiplied by 16.4744, rounded down to the nearest whole share, at an exercise price per share equal to the current exercise price per share for such option divided by 16.4744, rounded up to the nearest whole cent.

Additionally, the option holders are eligible to receive up to an aggregate of 28,587,396 shares of Class A Common Stock in respect of the options they hold if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term is five years from the closing of the Qualifying Transaction. If there is a change in control within the five-year period following the closing of the Qualifying Transaction that results in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the option holders.

All options to purchase common shares of Rumble which were granted pursuant to earlier plans shall remain outstanding in accordance with their terms, provided that from the effective date of the Plan such existing options shall be governed by this Plan.

Conditions related to the performance based options had been met as of December 31, 2021, and as such, the fair value of the stock options was recognized in additional paid-in capital as of December 31, 2021.

The grant date fair values of the Legacy Rumble options issued under the Plan on various dates were in the range of $0.27 to $30.57 per option and were determined using the Black-Scholes option pricing model based upon the following assumptions:

Share price	$1.93-$41.23
Exercise price	$0.48-$165.80
Risk free interest rate	0.52%-1.33%
Volatility	60%-85%
Expected life	3-20 years
Dividend rate	0.00%

The Company estimated the volatility by reference to comparable companies that are publicly traded.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

13.	Shareholders’ Equity (Continued)

Stock Options (Continued)

Stock option transactions are summarized as follows:

	Nine months ended September 30, 2022		Twelve months ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding, beginning of year	3,531,064	$2.25	3,433,000	$0.48
Granted	-	-	98,064	64.28
Forfeited	(404)	165.80	-	-
Increase on conversion	54,634,745	0.14	-	-

Outstanding, end of period
	58,165,405	$0.14	3,531,064	$2.25

Vested and exercisable	57,651,201	$0.07	3,493,297	$1.17

The total unrecognized compensation cost for stock options issued as at September 30, 2022 is $89,293 (December 31, 2021 - $141,672) which is expected to be recognized over a weighted-average period of 1.57 years (December 31, 2021 – 2.32 years).

The weighted average fair value of the outstanding options as of September 30, 2022 was $0.73 (December 31, 2021 - $0.73). Share options outstanding at September 30, 2022 and December 31, 2021 have the following expiry dates and exercise prices:

	September 30, 2022		December 31, 2021
	Exercise	Share	Exercise	Share
Expiry	Price	Options	Price	Options

2024	$2.50	157,001	$41.23	9,530
2026	2.50	376,769	41.23	22,870
2031	0.27	137,905	4.52	8,370
2031	2.50	40,033	41.23	2,430
2031	10.06	332,947	165.80	20,614
2040	0.03	56,556,503	0.48	3,433,000
2041	2.50	564,247	41.23	34,250
Total		58,165,405		3,531,064

Weighted average remaining contractual life of options outstanding		18 years		19 years

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

13.	Shareholders’ Equity (Continued)

Stock Options (Continued)

The Company recognized share-based compensation expense on stock options for the three and nine months ended September 30, 2022 of $16,986 and $50,958, respectively (three and nine months ended September 30, 2021 - $43,834 and $43,834).

Loss per Share

Basic loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of Class A and Class C Common Stock outstanding, excluding those held in escrow as these are deemed to be contingently returnable shares that must be returned if the earnout contingency is not met, in line with guidance within ASC 260-10-45, Earnings per Share – Presentation, Other Presentation Matters, during the three and nine-month period. Shares of Class D Common Stock do not share in earnings and not participating securities (ie non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

14.	Commitments and Contingencies

In the normal course of business, to facilitate transactions in services and products, the Company indemnifies certain parties. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and its bylaws contain similar indemnification obligations to its agents.

Furthermore, many of the Company’s agreements with its customers and partners require the Company to indemnify them for certain intellectual property infringement claims against them, which would increase costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Customers and partners may discontinue the use of the Company’s services and technologies as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact the business.

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of September 30, 2022 and December 31, 2021, there were no material indemnification claims that were probable or reasonably possible.

As of September 30, 2022, Rumble had received notification of two claims 1) a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million and 2) a patent infringement lawsuit against the Company. The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

14.	Commitments and Contingencies (Continued)

Subsequent to quarter end, Rumble received notification of a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida. The Company is defending the claim and considers that the likelihood that it will be required to make a payment to the plaintiffs to be remote.

15.	Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the most advantageous market for the asset or liability in an orderly transaction. Fair value measurement is based on a hierarchy of observable or unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value.

Level 1 -	Inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date;

Level 2 -	Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and the fair value can be determined through the use of models or other valuation methodologies; and

Level 3 -	Inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity of the asset and liability and the reporting entity makes estimates and assumptions relating to the pricing of the asset or liability, including assumptions regarding risk. This includes certain cash flow pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company may measure eligible assets and liabilities at fair value, with changes in value recognized in profit and loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets or liabilities transacted in the three and nine months ended September 30, 2022 and 2021.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

16.	Financial Instrument Risks

The Company is exposed to the following risks that arise from its use of financial instruments:

Market Risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, foreign exchange rates, and commodity and equity prices.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company has no variable interest-bearing debt and therefore, exposure to interest rate risk is minimal at this time.

Foreign Currency Risk

For the Company’s foreign currency transactions, the fluctuations in the respective exchange rates relative to the Canadian dollar will create volatility in the Company’s cash flows on a period-to-period basis. Additional earnings variability arises from the translation of monetary assets and liabilities denominated in foreign currencies at the rates of exchange at each consolidated balance sheet date, the impact of which is reported as a foreign exchange gain or loss in the determination of comprehensive loss for the period.

Liquidity Risk

Liquidity risk is the risk that the Company encounters difficulty in meeting its obligations associated with financial liabilities. Liquidity risk includes the risk that, as a result of operational liquidity requirements, the Company will not have sufficient funds to settle a transaction on the due date; will be forced to sell financial assets at a value which is less than what they are worth; or may be unable to settle or recover a financial asset. Liquidity risk arises primarily from the Company’s accounts payable and accrued liabilities.

The Company focuses on maintaining adequate liquidity to meet its operating working capital requirements and capital expenditures. The majority of the Company’s financial liabilities are due within one year.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company is exposed to credit risk resulting from the possibility that a customer or counterparty to a financial instrument defaults on their financial obligations or if there is a concentration of transactions carried out with the same counterparty. Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

16.	Financial Instrument Risks (Continued)

The Company’s cash and cash equivalents are held in reputable banks in its country of domicile and management believes the risk of loss to be remote. The Company is exposed to credit risk in the event of default by its customers. Accounts receivable are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three and nine months ended September 30, 2022, a few customers accounted for $7,916,653 and $12,163,616 or 72% and 63% of revenue, respectively. For the three and nine months ended September 30, 2021, a few customers accounted for $1,657,651 and $5,595,704 or 80% and 86% of revenue, respectively. As of September 30, 2022, a few customers accounted for 80% of accounts receivable (December 31, 2021 - 90%); the expected credit loss is not considered material.

17.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation paid to related parties totaled $1,130,804 and $1,828,824 for the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 - $229,254 and $1,013,131). In addition, the Company paid share-based compensation to key management amounting to $174,950 and $180,852 for the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 - $nil and $nil).

On May 25, 2021, the Company purchased the rights to the domain license for $500,449 from a related party. The purchase price of the domain license was determined based on a contractually agreed price.

The Company incurred related party expenses for personnel services of $422,598 and $1,213,765 during the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 - $312,726 and $760,000). As of September 30, 2022, accounts payable for personnel service was $170,314 (December 31, 2021 - $115,485).

As of September 30, 2022, the Company is owed $390,000 from related parties carrying an interest rate of 0.19% per annum, for a Company’s subsidiary’s domain name (December 31, 2021 - $nil).

There were no other related party transactions during these periods.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

18.	Segment Information

Disclosure requirements about segments of an enterprise establish standards for reporting information regarding operating segments in annual financial statements. These requirements include presenting selected information for each segment. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding how to allocate resources and assess performance. The Company’s chief decision-maker is its chief executive officer. The Company and its chief decision-maker view the Company’s operations and manage its business as one operating segment.

The following presents the revenue by geographic region:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021

United States	$10,748,228	$1,930,899	$18,887,940	$6,214,898
Canada	109,074	109,025	266,303	132,741
Other	125,880	29,549	273,016	179,176

	$10,983,182	$2,069,473	$19,427,259	$6,526,815

The Company tracks assets by physical location. Long-lived assets consists of capital assets, net, and are shown below:

	September 30	December 31,
	2022	2021
United States	$6,078,158	$927,322
Canada	457,171	359,527
	$6,535,329	$1,286,849

19.	Subsequent Events

In October 2022, Rumble received notification of a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida. The Company is defending the claim and considers that the likelihood that it will be required to make a payment to the plaintiffs to be remote.

In accordance with ASC 855, the Company’s management reviewed all material events through November 10th, 2022, and there were no material subsequent events other than those disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and Rumble Inc.’s (“Rumble” or the “Company”) condensed consolidated interim financial statements as of and for the three and nine months ended September 30, 2022 and 2021 (“condensed consolidated interim financial statements”) and other information included elsewhere in this Quarterly Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Rumble” and “the Company” refer to the business and operations of Rumble Canada Inc. and its consolidated subsidiaries prior to the Business Combination (as defined below) and to Rumble Inc. and its consolidated subsidiaries following the consummation of the Business Combination. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Overview

We are a high growth, video sharing platform designed to help content creators manage, distribute, and monetize their content by connecting them with brands, publishers, and directly to their subscribers and followers. Our registered office is 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. Our shares of Class A common stock and warrants are traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “RUM” and “RUMBW”, respectively.

Significant Events and Transactions

As previously announced, on December 1, 2021, CF Acquisition Corp. VI, a Delaware corporation (“CF VI”), and Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada (“Legacy Rumble”), entered into a business combination agreement (the “Business Combination Agreement”). On September 16, 2022, CF VI and Legacy Rumble consummated the business combination contemplated by the Business Combination Agreement (the “Business Combination”). In connection with the consummation of the Business Combination, CF VI changed its name from CF Acquisition Corp. VI to Rumble Inc. and Legacy Rumble changed its name from Rumble Inc. to Rumble Canada Inc.

Refer to Note 2, Significant Events and Transactions, to the condensed consolidated interim financial statements.

Revenues

We generate revenues primarily from advertising and licensing fees. The revenues are generated by delivering content either via our own or third-party platforms. For the past year and for the immediate future our focus has been and will continue to be growing users and usage consumption — and not maximizing revenue.

Advertising customers pay on a cost-per-click, cost-per-view or cost-per-message-read basis. For cost-per-click and cost-per-view, we are paid only when a user clicks or views an advertisement; thus, advertising revenue is recognized when a user engages with the advertisement, such as when the user clicks or views the advertisement or when the advertisement is displayed. For cost-per-message-read, advertising customers pay to have their products or services promoted by a content creator and advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read.

Licensing fees are charged on a per video or on a flat-fee per month basis. Licensing fee revenue is recognized as the related performance obligations are satisfied in line with the nature of the intellectual property being licensed.

Other revenues include fees earned from tipping features within our platform as well as certain cloud, subscription, provision of one-time content, and professional services. Fees from tipping features are recognized at a point in time when a user tips on our platform. Both cloud and subscription services are recognized over time for the duration of the contract. Revenues related to provision of one-time content and professional services have stand-alone functionality to the customer and are recognized at a point in time as services are provided.

Refer to Note 3, Summary of Significant Accounting Policies, to the condensed consolidated interim financial statements.

Cost of Revenues

Cost of revenues consists primarily of amounts paid to content creators and publishers who provide content, videos and advertising inventory on their properties, and hosting and bandwidth costs. Other costs of revenues include third-party service provider costs such as data center and networking as well as staffing costs directly related to professional services fees. Effective January 1, 2022, we allocate a proportionate share of amortization and depreciation charges to our costs of revenues. This change in accounting policy has been applied retrospectively in line with ASC 250 Accounting Changes and Errors Corrections.

Operating Expenses

Operating expenses primarily include general and administrative, research and development, sales and marketing, finance costs, share-based compensation expenses, foreign exchange, and depreciation and amortization. The most significant component of our operating expenses on an ongoing basis are personnel-related costs such as salaries, benefits, and bonuses.

We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee benefits related to our executives, finance team, and administrative employees. It also includes legal and professional fees, business insurance costs and other costs. As a public company, we expect to continue to incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries, employee benefits and consultant fees related to our development activities to originate, develop and enhance our platforms.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs related to incentivizing top content creators to promote and join our platform, as well as salaries, employee benefits, consultant fees, direct marketing costs related to the promotion of our platforms/solutions. Sales and marketing expenses are expected to increase over time as we incentivize more content creators to promote and join our platform, increase marketing activities, grow domestic and international operations, and continues to build brand awareness.

Non-Operating Income and Other Items

Interest Income

Interest income consists of interest earned on our cash balances and cash equivalents, offset by interest expenses on leases, loans and bank indebtedness. We invest in highly liquid securities such as money market funds.

Finance Cost

Finance costs consist of transaction expenses related to the Business Combination and other financing rounds.

Change in Fair Value of Warrant Liability

We account for our outstanding warrants in accordance with guidance in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”), under which the warrants issued in connection with the public offerings, private placements, and forward purchase contract entered into with CFAC Holdings VI, LLC (such contract, the “FPA”) do not meet the criteria for equity classification, and must be recorded as liabilities. As these warrants meet the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), they are measured at fair value at inception and each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Change in Fair Value of Option Liability

Change in the fair value of option liability relates to the May 14, 2021, issuance of Class A preferred shares of Legacy Rumble, which included the right to exercise options for an additional 172,070 Class A common shares of Legacy Rumble subject to certain conditions. The grant date fair value was determined based on the maximum discount available to these Class A preferred shareholders and the probability of the conditions attached to this option being met. The change in fair value of this option liability is on account of the re-assessment of the probability of the conditions attached to this option at each reporting period. The option liability associated with these Class A preferred shares of Legacy Rumble was exercised on November 24, 2021.

Key Business Metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the key business metrics described below.

Monthly Active Users (“MAUs”)

We use MAUs as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis. MAUs represent the total web and app users of Rumble for each month, reflecting unique web and app users, based on data provided by third-party analytics providers using company-set parameters. The analytics systems and the resulting data have not been independently verified. There is a potential for minor overlap in the resulting data due to users who access our content from both the web and the app in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. MAUs do not include embedded video, certain connected TV users, or users of the Locals platform. Like other major social media platforms, fraud and unauthorized access, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators, including reporting of MAUs by our third-party analytics provider. Fraudulent activity is typically designed to inflate payments to individual rights holders. We strive to detect and disrupt this fraudulent activity.

MAUs were 71 million on average in the third quarter of 2022, an increase of 97% from the third quarter of 2021. This growth is attributable to: our growing pool of content, content creators and formats; our value proposition as competing platforms continue to censor and cancel the voices of creators; and the increased time spent on social media by individuals since the onset of the COVID-19 pandemic.

Minutes Watched Per Month (“MWPM”)

We use MWPM as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis and the intensity of users’ engagement with the platform. MWPM represents the monthly average number of minutes watched per user within a quarterly period. MWPM is calculated by converting actual bandwidth consumption into minutes watched, using our management’s best estimate of video resolution quality mix and various encoding parameters. Bandwidth consumption includes video traffic across the entire Rumble platform (website, apps, embedded video, connected TV, etc.), as well as what our management believes is a nominal amount of non-video traffic. Starting in the second quarter of 2022 we began transitioning a portion of Locals’ bandwidth consumption to our infrastructure. While this currently represents an immaterial amount of consumption, we expect this to grow in the coming quarters.

MWPM was 9.0 billion on average in the third quarter of 2022, an increase of 14% from the third quarter of 2021. This growth is attributable to: our growing pool of content creators; our value proposition as competing platforms continue to censor and cancel the voices of creators; a number of new platform features; and the increased time spent on social media by individuals since the onset of the COVID-19 pandemic.

Hours of Uploaded Video Per Day

We use the amount of hours of uploaded video per day as a measure of content creation to help us understand the volume of content being created and uploaded to us on a daily basis.

Hours of uploaded video per day were 8,796 on average in the third quarter 2022, an increase of 220% from the third quarter of 2021. This growth is attributable to: our growing pool of content creators; our value proposition as competing platforms continue to censor and cancel the voices of creators; a number of new platform features; and the increased time spent on social media by individuals since the onset of the COVID-19 pandemic.

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for nine months ended September 30, 2022 and 2021:

The following table sets forth our condensed consolidated interim statements of comprehensive loss for the nine months ended September 30, 2022 and 2021 and the dollar and percentage change between the two periods:

For the nine months ended September 30,	2022	2021	Variance ($)	Variance (%)
Revenues	$19,427,259	$6,526,815	$12,900,444	198%
Cost of revenues	14,671,468	4,735,912	9,935,556	210%
Gross profit	4,755,791	1,790,903	2,964,888	166%
Gross profit %	24%	27%

General and administrative	5,577,028	1,237,264	4,339,764	351%
Research and development	3,701,790	840,651	2,861,139	340%
Sales and marketing	9,626,375	1,408,477	8,217,898	583%
Finance costs	1,341,056	304,627	1,036,429	340%
Share-based compensation	222,639	43,834	178,805	408%
Foreign exchange loss (gain)	49,548	(109,964)	159,512	(145)%
Amortization and depreciation	625,369	45,279	580,090	1,281%
Total operating expenses	21,143,805	3,770,168	17,373,637	461%
Loss from operations	(16,388,014)	(1,979,265)	(14,408,749)	728%
Interest income, net	231,999	10,165	221,834	2,182%
Other income, net	—	175,570	(175,570)	(100)%
Change in fair value of warrant liability	5,715,500	—	5,715,500	NM *
Change in fair value of option liability	—	(1,071,429)	1,071,429	(100)%
Loss before income taxes	(10,440,515)	(2,864,959)	(7,575,556)	264%
Income tax (expense) recovery	(18,811)	—	(18,811)	NM *
Net and comprehensive loss	$(10,459,326)	$(2,864,959)	$(7,594,367)	265%

NM*- Percentage change not meaningful.

Revenues

Revenues increased by $12.9 million to $19.4 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, of which $9.0 million is attributable to higher advertising revenue and $3.9 million is attributable to higher licensing and other revenue. The increase in advertising revenue was driven by an increase in consumption as well the introduction of new advertising solutions for creators, publishers and advertisers, including host read advertising and our online advertising management exchange ("Rumble Advertising Center” or “RAC”). The increase in licensing and other revenue was driven by tipping features within our platform as well as certain cloud, subscription, provision of one-time content, and professional services.

Cost of Revenues

Cost of revenues increased by $9.9 million to $14.7 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was due to an increase in creator and publisher payments of $5.0 million as a result of higher advertising revenues, and an increase in hosting expenses of $4.9 million due to higher consumption and costs associated with the growth in cloud and professional services.

General and Administrative Expense

General and administrative expense increased by $4.3 million to $5.6 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was due to a $2.4 million increase in staffing-related costs, as well as a $1.9 million increase in other administrative expenses which include accounting, legal, investor relations, and other administrative services.

Research and Development Expense

Research and development expense increased by $2.9 million to $3.7 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was due to a $1.7 million increase in staffing-related costs, as well as a $1.2 million increase in costs related to computer software, hardware and other administrative expenses.

Sales and Marketing Expense

Sales and marketing expense increased by $8.2 million to $9.6 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was due to a $5.7 million increase in costs related to incentivizing top content creators to promote and join our platform, a $1.3 million increase in staffing related costs, as well as a $1.2 million increase in other marketing and public relation activities.

Finance Costs

Finance costs increased by $1.0 million to $1.3 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Finance costs for the nine months ended September 30, 2022, consist of $1.3 million in transaction costs, consisting of legal and other professional fees related to the Business Combination. For the nine months ended September 30, 2021, finance costs consist primarily of expenses attributed to the issuance of Class A preferred shares of Legacy Rumble.

Share-based Compensation

Share-based compensation increased by $0.2 million to $0.2 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to the vesting conditions of certain previously granted stock options.

Foreign Exchange

Foreign exchange gain decreased by $159.5 thousand to a loss of $49.5 thousand in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decreased gain was primarily due to lower foreign currency rate fluctuation as we maintained the majority of our cash balance in its functional currency as at September 30, 2022.

Amortization and Depreciation

Amortization and depreciation increased by $0.6 million to $0.6 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 as we commenced building out our infrastructure subsequent to Q2 2021 as well as new leased facilities in 2022.

Interest Income (Expense)

Interest income increased by $0.2 million to $0.2 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to carrying a higher balance in cash and cash equivalents in 2022 than the same nine months in the prior year.

Other Income (Expense)

Other income decreased by $0.2 million to $0 in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease was related to the settlement of litigation during the nine months ended September 30, 2021. There was no comparable amount in the nine months ended September 30, 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $5.7 million to $5.7 million in the nine months ended September 30, 2022. The increase relates to the issuance of 8,050,000 warrants in connection with the public offerings, private placements, and FPA. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq (Level 1 fair value hierarchy input). Refer to Note 2 of the condensed consolidated interim financial statements.

Change in Fair Value of Option Liability

Change in fair value of the option liability decreased by $1.1 million to $0 in the nine months ended September 30, 2022. The decrease is measured in reference to the issuance of Legacy Rumble’s 606,360 Class A preferred shares, which allowed the holders of these preferred shares to purchase additional common shares of Legacy Rumble at a discount of 30%, subject to certain conditions. The total fair value of this financing arrangement was determined to be $35.7 million due to the upper limit on the discount price provided to the investors. Gross proceeds of $25.0 million were allocated between the Class A preferred shares of Legacy Rumble and the option liability by first determining the fair value of the option liability at $7.5 million using a probability weighted scenario over the likelihood of this option to be exercised, with the remaining $17.5 million allocated to equity (using a residual value method). Change in the fair value of the option liability in the amount of $1.1 million was calculated based on an update of management’s estimate related to the likelihood of the option to purchase additional common shares being exercised (Level 3 fair value hierarchy input). The option liability associated with these Class A preferred shares of Legacy Rumble was exercised on November 24, 2021.

Income Tax Expense

Income tax expense increased by $18.8 thousand to $18.8 thousand in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Comparisons for three months ended September 30, 2022 and 2021:

The following table sets forth our condensed consolidated interim statements of comprehensive loss for the three months ended September 30, 2022 and 2021 and the dollar and percentage change between the two periods:

For the three months ended September 30,	2022	2021	Variance ($)	Variance (%)
Revenues	$10,983,182	$2,069,473	$8,913,709	431%
Cost of revenues	7,489,884	1,809,612	5,680,272	314%
Gross profit	3,493,298	259,861	3,233,437	1,244%
Gross profit %	32%	13%

General and administrative	2,545,408	646,537	1,898,871	294%
Research and development	1,717,892	314,062	1,403,830	447%
Sales and marketing	6,547,045	713,155	5,833,890	818%
Share-based compensation	188,667	43,834	144,833	330%
Foreign exchange loss	24,980	97,258	(72,278)	(74)%
Amortization and depreciation	257,394	17,541	239,853	1,367%
Total operating expenses	11,281,386	1,832,387	9,448,999	516%
Loss from operations	(7,788,088)	(1,572,526)	(6,215,562)	395%
Interest income, net	210,548	18,428	192,120	1,043%
Other income, net	—	570	(570)	(100)%
Change in fair value of warrant liability	5,715,500	—	5,715,500	NM *
Change in fair value of option liability	—	(1,071,429)	1,071,429	(100)%
Loss before income taxes	(1,862,040)	(2,624,957)	762,917	(29)%
Income tax (expense) recovery	3,588	—	3,588	NM *
Net and comprehensive loss	$(1,858,452)	$(2,624,957)	$766,505	(29)%

NM*- Percentage change not meaningful.

Revenues

Revenues increased by $8.9 million to $11.0 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, of which $7.6 million is attributable to higher advertising and $1.3 million is attributable to higher licensing and other revenue. The increase in advertising revenue was driven by an increase in consumption as well the introduction of new advertising solutions for creators, publishers and advertisers, including host read advertising and RAC. The increase in licensing and other revenue was driven by tipping features within our platform as well as certain cloud, subscription, provision of one-time content, and professional services.

Cost of Revenues

Cost of revenues increased by $5.7 million to $7.5 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was due to an increase in creator and publisher payments of $4.2 million as a result of higher advertising revenues, and an increase in hosting expenses of $1.5 million due to higher consumption and costs associated with the growth in cloud and professional services.

General and Administrative Expense

General and administrative expense increased by $1.9 million to $2.5 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was due to a $0.9 million increase in staffing-related costs, as well as a $1.0 million increase in other administrative expenses which include accounting, legal, investor relations, and other administrative services.

Research and Development Expense

Research and development expense increased by $1.4 million to $1.7 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was due to a $0.8 million increase in staffing-related costs, as well as a $0.6 million increase in costs related to computer software, hardware and other administrative expenses.

Sales and Marketing Expense

Sales and marketing expense increased by $5.8 million to $6.5 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was due to a $4.9 million increase in costs related to incentivizing top content creators to promote and join our platform, a $0.5 million increase in staffing related costs, as well as a $0.4 million increase in other marketing and public relation activities.

Share-based Compensation

Share-based compensation increased by $0.1 million to $0.2 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to the vesting conditions of certain previously granted stock options.

Foreign Exchange

Foreign exchange loss decreased by $72.3 thousand to $25.0 thousand in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The foreign exchange change was primarily due to lower foreign currency rate fluctuation as we maintained the majority of our cash balance in its functional currency as at September 30, 2022.

Amortization and Depreciation

Amortization and depreciation increased by $0.2 million to $0.3 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, as we commenced building out our infrastructure subsequent to Q2 2021 as well as new leased facilities in 2022.

Interest Income (Expense)

Interest income increased by $0.2 million to $0.2 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to carrying a higher balance in cash and cash equivalents in 2022 than the same three months in the prior year.

Other income (Expense)

Other income decreased by an insignificant amount in the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $5.7 million to $5.7 million in the three months ended September 30, 2022. The increase relates to the issuance of 8,050,000 warrants in connection with the public offerings, private placements, and FPA. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq (Level 1 fair value hierarchy input). Refer to Note 2 of the interim condensed consolidated financial statements.

Change in Fair Value of Option Liability

Change in fair value of the Option Liability decreased by $1.1 million to $0 in the three months ended September 30, 2022. The decrease is measured in reference to the issuance of Legacy Rumble’s 606,360 Class A preferred shares, which allowed the holders of these preferred shares to purchase additional common shares of Legacy Rumble at a discount of 30%, subject to certain conditions. The total fair value of this financing arrangement was determined to be $35.7 million due to the upper limit on the discount price provided to the investors. Gross proceeds of $25.0 million were allocated between the Class A preferred shares of Legacy Rumble and the Option Liability by first determining the fair value of the Option Liability at $7.5 million using a probability weighted scenario over the likelihood of this option to be exercised, with the remaining $17.5 million allocated to equity (using a residual value method). Change in the fair value of the Option Liability in the amount of $1.1 million was calculated based on an update of management’s estimate related to the likelihood of the option to purchase additional common shares being exercised (Level 3 fair value hierarchy input). The option liability associated with these Class A preferred shares of Legacy Rumble was exercised on November 24, 2021.

Income Tax Expense

Income tax recovery increased by $3.6 thousand to $3.6 thousand in the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operating activities and most recently from proceeds from financings. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of September 30, 2022, our cash and cash equivalents balance was $356.7 million. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less. The existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months. At this time, we do not anticipate the need to raise additional capital as a result of the completion of the Business Combination on September 16, 2022. Our present focus is to grow users and usage consumption, and not to maximize revenue and profitability in the immediate term. This business strategy could have a negative impact on our liquidity.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended September 30,
Net cash provided by (used in):	2022	2021	Variance
Operating activities	$(17,011,067)	$(213,060)	$(16,798,007)
Investing activities	(5,830,881)	(1,020,511)	(4,810,370)
Financing activities	332,674,623	24,156,141	308,518,482

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022, was $17.0 million compared to $0.2 million provided in operating activities during the nine months ended September 30, 2021. The increase in cash used in operating activities compared to the same nine months in the prior year was mostly due to an overall increase in operating expenses and prepaid expenses as a result of business growth coupled with a partial offset from an increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022, was $5.8 million compared to $1.0 million used in the nine months ended September 30, 2021. The increase in cash used in investing activities was due to $5.8 million used in the purchases of capital assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $332.7 million compared to $24.2 million provided in financing activities for the nine months ended September 30, 2021. The increase in cash was the result of the cash proceeds, net of transaction costs, from the Business Combination in the nine months ended September 30, 2022, compared to the proceeds from the issuance of Class A Preferred Shares in the nine months ended September 30, 2021.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021
Total revenue	$10,983,182	$4,399,312	$4,044,765	$2,939,548
Net and comprehensive loss	$(1,858,452)	$(4,688,680)	$(3,912,194)	$(10,548,573)

	Sep 30, 2021*	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020
Total revenue	$2,069,473	$2,124,879	$2,332,463	$2,237,187
Net and comprehensive income (loss)	$(2,624,957)	$(315,804)	$75,802	$76,859

*	The interim financial statements for the period ended September 30, 2021, have been revised to adjust the fair value of the Option Liabilities and Class A Preferred Shares associated with the May 14, 2021 financing arrangement, along with the allocation of transaction costs, resulting in a net decrease impact on the statement of net and comprehensive income (loss) of $1.3 million.

Critical Accounting Policies and Significant Management Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe that these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 3, Summary of Significant Accounting Policies to our condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report.

Revenues

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers. To determine revenue recognition for contractual arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when (or as) the relevant performance obligation is satisfied. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled to in exchange for the goods or services we provide to the customer.

We generate revenues primarily from advertising and licensing fees. The revenues are generated by delivering content either via our own or third-party platforms.

Advertising customers pay on a cost-per-click, cost-per-view or cost-per-message-read basis. For cost-per-click and cost-per-view, we are paid only when a user clicks or views an advertisement; thus, advertising revenue is recognized when a user engages with the advertisement, such as when the user clicks or views the advertisement or when the advertisement is displayed. For cost-per-message-read, advertising customers pay to have their products or services promoted by a content creator and advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read.

Licensing fees are charged on a per video or on a flat-fee per month basis. Licensing fee revenue is recognized as the related performance obligations are satisfied in line with the nature of the intellectual property being licensed.

Other revenues include fees earned from tipping features within our platform as well as certain cloud, subscription, provision of one-time content, and professional services. Fees from tipping features are recognized at a point in time when a user tips on our platform. Both cloud and subscription services are recognized over time for the duration of the contract. Revenues related to provision of one-time content and professional services have stand-alone functionality to the customer and are recognized at a point in time as services are provided.

Share-Based Compensation Expense

Stock Options

We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model (“BSM”). The grant date fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are accounted for when they occur.

BSM considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

Fair value of common stock: Because Legacy Rumble Class A Common Shares (also referred to as “Rumble’s common stock” below) were not publicly traded prior to the closing of the Business Combination, we estimated the fair value of our common stock in 2019, 2020 and 2021 using Level 3 inputs as defined in the ASC 820 fair value hierarchy. Our board of directors considers numerous objective and subjective factors to determine the fair value of our common stock as discussed in “Common Stock Valuations” below. Fair value of Rumble’s Class A Common Shares following the closing of the Business Combination is determined based on the Nasdaq closing price of the Company’s Class A common stock as at the date of measurement.

Expected Term: The expected term represents the period that our stock-based awards are expected to be outstanding and was determined to be the contractual term of the options.

Expected Volatility: Since we have only a limited trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants.

Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equivalent to the expected term.

Expected Dividend: We have not paid any dividends in our history and do not expect to pay any dividends over the life of the options and, therefore, have estimated the dividend yield to be zero.

Common Stock Valuations

Prior to the closing of the Business Combination, given the absence of a public trading market for our common stock and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation, our board of directors determined the best estimate of fair value of our common stock exercising reasonable judgment and considering numerous objective and subjective factors. These factors included:

●	the valuation at which we conducted our most recent rounds of equity financing;

●	contemporaneous third-party valuations of our common stock;

●	the transaction prices at which we or other holders sold our common stock to outside investors in arms-length transactions;

●	our financial condition, results of operations and capital resources;

●	the industry outlook;

●	consideration that the options awarded reflected rights in illiquid securities in a private company;

●	the valuation of comparable companies;

●	the lack of marketability of our common stock;

●	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of us given prevailing market conditions;

●	the history and nature of our business, industry trends and the competitive environment; and

●	the general economic outlook, including with respect to economic growth, inflation, unemployment, the interest rate environment and global economic trends.

Our board of directors determined the fair value of our common stock by first determining the enterprise value of our business, and then using the enterprise value to derive the per share value of our common stock.

The enterprise value of our business was estimated by considering several factors, including estimates using the market approach. The market approach was estimated based on the projected value of comparable public companies in a similar line of business that are publicly traded. In addition to the market approach described above, our board of directors factored in recent arms-length transactions such as the closest round of equity financing preceding the date of valuation.

After determining our enterprise value, an allocation of the enterprise value is assigned to each of our various classes of shares with consideration of the different rights associated with each share class, including liquidation preferences, seniority of shares, and conversion rights. The value attributed to common shares through this allocation determines the per share value of our common stock. The BSM implementation of the option pricing method treats the rights of holders of various classes of securities (common shares, preferred shares, warrants, and options) as call options on any value of the Company above a series of break points. The values of the break points were calculated by reviewing the liquidation preferences of preferred shares (including seniority of any series of preferred shares), the participation rights of preferred shares (including any caps on such participation), and the strike prices of warrants and options.

Application of these approaches involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions, or the relationships between those assumptions, impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

For valuations after the completion of the Business Combination, the Combined Entity Board will determine the fair value of each share of underlying Class A common stock based on the closing price of Class A common Stock as reported on the date of grant.

Warrants

Measurement of the Company’s warrants issued to purchase shares of Class A common stock post-closing of the Business Combination is based on the Nasdaq closing price of the Company’s warrants as at the date of measurement. Warrants issued to purchase common stock of Legacy Rumble prior to the closing of the Business Combination were freestanding financial instruments classified as equity, and measured using the BSM option pricing model, which included assumptions related to the inputs of exercise price, fair value of the underlying common stock, risk-free interest rate, expected term, expected volatility, and expected dividend yield, which were all determined in the same manner as our stock options detailed in the above “Stock Based Compensation Expense” section. As the outstanding warrants (prior to the closing of the Business Combination) were also subject to a performance condition, management assessed the probability of the performance condition being met at each reporting date. These Legacy Rumble warrants were exchanged for 14,153,048 shares of Class A common stock of the Company as part of the Business Combination, for a par value of $731,281.

New Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to our condensed consolidated interim financial statements for the three and nine months ended September 30, 2022 and 2021.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to elect to adopt new or revised accounting standards under private company adoption timelines. Accordingly, the timing of our adoption of new or revised accounting standards will not be the same as other public companies that are not emerging growth companies or that have opted out of using such extended transition period and our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations.

Credit Risk

We are exposed to credit risk on our cash and cash equivalents and accounts receivable. We place cash and cash equivalents with financial institutions with high credit standing, and we place excess cash in marketable investment grade debt securities. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with a few customers. For the three and nine months ended September 30, 2022, a few customers accounted for $7.9 million and $12.2 million or 72% and 63% of our revenue, respectively. For the three and nine months ended September 30, 2021, a few customers accounted for $1.7 million and $5.6 million or 80% and 86% of our revenue, respectively. As of September 30, 2022, a few customers accounted for 80% of our accounts receivable (December 31, 2021 — 90%); the expected credit loss is not considered material.

Interest Rate Risk

We are exposed to interest rate risk on our cash and cash equivalents. As of September 30, 2022, we had cash and cash equivalents of $356.7 million, consisting of investments in interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on this review and evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as copyright infringement and tort claims arising from user-uploaded content, patent infringement claims, breach of contract claims, putative class actions based upon consumer protection or privacy laws and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage.

On January 27, 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. On June 3, 2022, we served our statement of defense on KII. KII filed a reply pleading on June 15, 2022. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of Rumble or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million based on the value ascribed to the shares of Rumble in the Business Combination, together with other damages including punitive damages and costs. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of such claim is uncertain, and could result in, among other things, damages, and/or awards of attorneys’ fees or expenses.

In January 2021, we filed an antitrust lawsuit against Google in the United States District Court for the Northern District of California, alleging that Google unlawfully prioritizes its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. On September 16, 2022, the court issued a scheduling order setting a trial date of November 4, 2024.

In August 2022, we received notification of a patent infringement lawsuit in the United States District Court for the Middle District of Florida by Interactive Content Engines LLC (“ICE”), a non-practicing entity. On October 5, 2022, we filed our answer to ICE’s complaint and counterclaims asserting non-infringement and invalidity of the asserted patents. Although we believe that the allegations of infringement are meritless and intend to vigorously defend against them, the result or impact of such lawsuit is uncertain, and could result in, among other things, damages and/or awards of attorneys’ fees or expenses.

In October 2022, we received notification of a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of such lawsuit is uncertain, and could result in, among other things, damages and/or awards of attorneys’ fees or expenses.

ITEM 1A. RISK FACTORS.

Risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report and other public statements we make are described below. Investors in our securities should carefully consider these risk factors, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” together with all of the other information included in this Quarterly Report and in our other filings with the SEC. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect our ability to realize the anticipated benefits of the Business Combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, cash flows, financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated interim financial statements, which are included in Part I, Item 1 of this Quarterly Report.

Summary of Risk Factors

The following summarizes risks and uncertainties that could adversely affect our business, cash flows, financial condition and results of operations. You should read this summary together with the detailed description of each risk factor contained in this section. Such risks and uncertainties include, but are not limited to:

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of section 230 of the Communications Decency Act;

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the Internet. If we or those who engage with our content experience disruptions in Internet service, or if Internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we depend on third-party vendors, including Internet service providers, advertising networks, and data centers, to provide core services;

●	new technologies have been developed that are able to block certain online advertisements or impair our ability to serve advertising, which could harm our operating results;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements often involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are typically based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	our recent and rapid growth may not be indicative of future performance;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S. and Canada, or industry practices may adversely affect our business;

●	our CEO will have control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock;

●	our CEO may be incentivized to focus on the short-term share price as a result of his interest in shares placed in escrow and subject to forfeiture pursuant to the terms of the Business Combination Agreement;

●	we have incurred and will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations; and

●	substantial future sales of our Class A Common Stock by the selling holders named in our recent S-1 registration statement could cause the market price of our Class A Common Stock to decline.

Risks Relating to Our Business

Rumble’s limited operating history makes it difficult to evaluate its business and prospects.

We have a limited operating history, which makes it difficult to evaluate our businesses and prospects or forecast our future results. We are subject to the same risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and grow traffic, content uploads, and engagement;

●	changes made to social media and other platforms, or changes in the patterns of use of those channels by users;

●	our ability to attract and retain advertisers in a particular period;

●	the number of ads shown to our traffic;

●	the pricing of our advertising products;

●	the diversification and growth of revenue sources beyond current advertising products;

●	the development and introduction of new content, products, or services by us or our competitors;

●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

●	our reliance on key vendor relationships, including our relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services, and dependence on a small number of customer relationships;

●	legislation in Canada, the European Union, or other jurisdictions that forces us to change our content moderation policies and practices;

●	our ability to maintain gross margins and operating margins; and

●	system failures or breaches of security or privacy.

Rumble may not continue to grow or maintain its active user base, may not be able to achieve or maintain profitability and may not be able to scale its systems, technology, or infrastructure effectively or grow its business at the same or similar rate as other comparable companies.

While Rumble’s key performance metrics, including MAUs and minutes watched per month have grown in recent periods, this growth rate may not be sustainable and should not be considered indicative of future levels of active viewers and future performance. In addition, Rumble may not realize sufficient revenue to achieve or, if achieved, maintain profitability. As Rumble grows its business, Rumble’s revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for its service, increasing competition, a decrease in the growth of its overall market, an inability to scale its systems, technology or infrastructure effectively, and its failure to capitalize on growth opportunities or the maturation of its business. Rumble may incur losses in the future for a number of reasons, including insufficient growth in the level of engagement, a failure to retain its existing level of engagement, increasing competition, the failure to continue to attract content creators with large followings, the payment of fixed payment obligations to content creators who join our platform that turn out to be unprofitable over the term of the applicable contract as a result of actual performance that does not meet our original modeled financial projections for that creator, as well as other risks described in these “Risk Factors,” and Rumble may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Rumble expects to continue to make investments in the development and expansion of its business, which may not result in increased or sufficient revenue or growth, including relative to other comparable companies, as a result of which Rumble may not be able to achieve or maintain profitability.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures, and expand internationally. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various offices in multiple jurisdictions and navigating a complex multinational regulatory landscape. If we fail to manage our anticipated growth and change in a manner that preserves the functionality of our platforms and solutions, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract customers.

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant drain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.

We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our products and services, to expand into new geographic areas and to scale with our overall growth. If additional investments are required due to significant growth, this will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

Rumble collects, stores, and processes large amounts of user video content and personal information of its users and subscribers. If Rumble’s security measures are breached, its sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing its content or using its services, its business and operating results could be harmed, and it could face legal claims from users and subscribers.

Rumble collects, stores, and processes large amounts of video content (including videos that are not intended for public consumption) and personal information of its users and subscribers. Rumble also shares such information, where appropriate, with third parties that help it operate its business. Despite Rumble’s efforts, it may fail to properly secure its systems and its user and subscriber data. This could be caused by technical issues (bugs), obsolete technology, human error or internal or external malfeasance, undiscovered vulnerabilities, and could lead to unauthorized disclosure of data, unauthorized changes or data losses. For example, Rumble routinely receives reports from security researchers regarding potential vulnerabilities in its applications. Rumble also relies on open-source software for various functions, which may contain undiscovered security flaws and create additional technical vulnerabilities. In addition, despite Rumble’s ongoing and additional investments in cybersecurity, such improvements and review may not identify abuses of Rumble’s platforms and misuse of user data. The existence of such vulnerabilities, if undetected or detected but not remediated, could result in unauthorized access to Rumble systems or the data of Rumble users.

A data breach could expose Rumble to regulatory actions and litigation. Depending on the circumstances, Rumble may be required to disclose a suspected breach to regulators, affected individuals, and the public. This could lead to regulatory actions, including the possibility of fines, class action or traditional litigation by affected individuals, reputational harm, costly investigation and remedial efforts, the triggering of indemnification obligations under data-protection agreements with subscribers, vendors, and partners, higher premiums for cybersecurity insurance and other insurance policies, and the inability to obtain cybersecurity insurance or other forms of insurance. Given industry trends generally, we expect that the extension or renewal of cybersecurity insurance coverage beyond the current term will be difficult to obtain. The term of our existing cybersecurity coverage recently expired and, while we continue to pursue an extension, renewal or replacement thereof, we do not presently have cybersecurity insurance to compensate for any losses that may result from any breach of security. As a result, our results of operations or financial condition may be materially adversely affected if we are unable to secure an extension, renewal or replacement of our cybersecurity coverage.

Rumble may fail to comply with applicable privacy laws.

We are subject to data privacy and security laws and regulations that apply to the collection, transmission, storage, use, processing, destruction, retention and security of personal information, including additional laws or regulations relating to health information. Rumble’s current privacy policies and practices, which are publicly available at rumble.com/s/privacy, are designed to comply with privacy and data protection laws in the United States and Canada. These policies and practices inform users how Rumble handles their personal information and, as permitted by law, allow users to change or delete the personal information in their user accounts. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and these laws may at times be conflicting. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state, provincial and international laws regarding privacy and security of personal information could expose us to penalties under such laws, orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action (including fines and criminal prosecution of employees), litigation, significant costs for remediation, and damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, if we are unable to properly protect the privacy and security of personal information, including protected health information, we could be found to have breached our contracts with certain third parties.

There are numerous U.S. and Canadian federal, state, and provincial laws and regulations related to the privacy and security of personal information. Determining whether protected information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Failing to take appropriate steps to keep consumers’ personal information secure can also constitute unfair acts or practices in or affecting commerce and be construed as a violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”), 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, transmission, storage, use, processing, destruction, retention and security of personal information. For example, in the European Union, the collection, transmission, storage, use, processing, destruction, retention and security of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”) in addition to other applicable laws and regulations. The GDPR came into effect in May 2018, repealing and replacing the European Union Data Protection Directive, and imposing revised data privacy and security requirements on companies in relation to the processing of personal data of European Union data subjects. The GDPR, together with national legislation, regulations and guidelines of the European Union Member States governing the collection, transmission, storage, use, processing, destruction, retention and security of personal data, impose strict obligations with respect to, and restrictions on, the collection, use, retention, protection, disclosure, transfer and processing of personal data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union that are not deemed to have protections for personal information, including the United States. The GDPR authorizes fines for certain violations of up to 4% of the total global annual turnover of the preceding financial year or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by data subjects. Separately, Brexit has led and could also lead to legislative and regulatory changes and may increase our compliance costs. As of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an adequacy decision for the United Kingdom, allowing for the relatively free exchange of personal information between the European Union and the United Kingdom. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with noncompliance. We cannot guarantee that we are, or will be, in compliance with all applicable U.S., Canadian, or other international regulations as they are enforced now or as they evolve.

Rumble operates across many different markets both domestically and internationally which may subject it to cybersecurity, privacy, data security, data protection, and online content laws with uncertain interpretations, as well as impose conflicting obligations on Rumble.

International laws and regulations relating to cybersecurity, privacy, data security, data protection, and online content often are more restrictive than those in the United States. There is no harmonized approach to these laws and regulations globally. Consequently, as Rumble expands internationally from Canada and the United States, we increase our risk of non-compliance with applicable foreign data protection and online content laws, including laws that expose us to civil or criminal penalties in certain jurisdictions for our content moderation decisions. For example, in October 2022, the French government notified us of its belief that Rumble was in violation of EU regulations due to the hosting of content on the Rumble platform by certain users sanctioned in the EU. We believe the scope of the cited EU regulations is uncertain with respect to businesses like Rumble that do not have a permanent establishment in the EU and conduct their business exclusively outside of the EU. In response, we proactively decided to disable access to the Rumble platform for all users in France pending discussions with the French government and a legal challenge to the scope of the EU regulations. While this decision will not have a material effect on our business, as France represents less than one percent of our users, it is possible that similar circumstances in other jurisdictions may require us to disable access to our content to users in such jurisdictions, either temporarily or permanently, which may have an adverse effect on our business, cash flows, financial condition and results of operations.

In addition, various federal, state, provincial, and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding cybersecurity, privacy, data security, data protection and online content. For example, Rumble may need to change and limit the way it uses personal information in operating its business and may have difficulty maintaining a single operating model that is compliant. In 2018, California enacted the California Consumer Privacy Act (“CCPA”), which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA, which became effective on January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application. Moreover, California voters approved the California Privacy Rights Act (the “CPRA”) in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and CPRA remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, the Virginia Consumer Data Protection Act (“CDPA”) was signed into law. The CDPA becomes effective January 1, 2023 and contains provisions that, in addition to other mandates, require businesses subject to the legislation to conduct data protection assessments in certain circumstances and that require opt-in consent from Virginia consumers to process certain sensitive personal information.

Rumble is subject to cybersecurity risks and interruptions or failures in Rumble’s information technology systems and as it grows and gains recognition, it will likely need to expend additional resources to enhance Rumble’s protection from such risks. Notwithstanding Rumble’s efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

Rumble relies on sophisticated information technology systems and infrastructure to support its business. At the same time, cyber incidents, including deliberate attacks, are prevalent and have increased, including due to the possibility that the ongoing conflict between Russia and Ukraine could result in increased cyber-attacks or cybersecurity incidents by state actors or others. Rumble’s technologies, systems and networks and those of its vendors, suppliers and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance or vulnerabilities in widely used open source software, may remain undetected for an extended period. Rumble’s systems for protecting against cybersecurity risks may not be sufficient. Like most major social media platforms, Rumble is routinely targeted by cyberattacks that can result in interruptions to its services. Rumble expects these attacks will continue in the future. As the sophistication of cyber incidents continues to evolve, Rumble is and will likely continue to be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. The failure of any of Rumble’s information technology systems may cause disruptions in its operations, which could adversely affect its revenues and profitability, and lead to claims related to the disruption of our services from users of the Rumble platform, advertisers, and customers of Rumble’s cloud services.

Inadequate technical and legal intellectual property (IP) protections could prevent Rumble from defending or securing its proprietary technology and IP.

Our success is dependent, in part, upon protecting our proprietary information and technology. We may be unsuccessful in adequately protecting our intellectual property. No assurance can be given that confidentiality, non-disclosure, or invention assignment agreements with employees, consultants, or other parties will not be breached and will otherwise be effective in controlling access to and distribution of our platform or solutions, or certain aspects of our platform or solutions, and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform or solutions. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.

Current law may not provide for adequate protection of our platform or data. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform, or certain aspects of our platform, or our data may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our data or certain aspects of our platform, or our data may increase. Competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.

To protect our intellectual property rights, we will be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform or solutions, impair the functionality of our platform or solutions, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform or solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

Rumble may be found to have infringed on the IP of others, which could expose Rumble to substantial losses or restrict its operations.

We expect to be subject to legal claims that we have infringed the IP rights of others. To date, we have not fully evaluated the extent to which other parties may bring claims that our technology, including our use of open source software, infringes on the IP rights of others. The availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new IP, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the IP that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, IP claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Rumble may face liability for hosting content that allegedly infringes on third-party copyright laws.

If content providers do not have sufficient rights to the video content or other material that they upload or make available to Rumble, or if such video content or other material infringes or is alleged to infringe the intellectual property rights of third parties, Rumble could be subject to claims from those third parties, which could adversely affect its business, results of operations and financial condition. Although our content policies prohibit users from submitting infringing content to Rumble, and require users to indemnify Rumble for claims related to the violations of the rights of third parties arising from the submission of content to Rumble (including with respect to infringements of IP rights), Rumble does not verify that content providers own or have rights to all of the video content or other material that they upload or make available. As a result, Rumble may face potential liability for copyright or other intellectual property infringement, or other claims. Litigation to defend these claims could be costly and have an adverse effect on Rumble’s business, results of operations and financial condition. Rumble can provide no assurance that it is adequately insured to cover claims related to user content or that its indemnification provisions will be adequate to mitigate all liability that may be imposed on it as a result of claims related to user content.

Rumble may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act.

In the United States, Section 230 of the Communications Decency Act generally limits Rumble’s liability for hosting tortious and otherwise illegal content. The immunities conferred by Section 230 could be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, Congress amended Section 230 to remove immunities for content that promotes or facilitates sex trafficking and prostitution. In 2020, various members of Congress introduced bills to further limit Section 230, and a petition was filed by a Department of Commerce entity with the Federal Communications Commission to commence a rulemaking to further limit Section 230.

Laws like Section 230 generally do not exist outside of the United States, and some countries have enacted laws that require online content providers to remove certain pieces of content within short time frames. For example, in 2020, France enacted a law requiring covered social media networks to remove terror content within one hour upon receiving notice. If Rumble fails to comply with such laws, it could be subject to prosecution or regulatory proceedings. In addition, some countries may decide to ban Rumble’s service based upon a single piece of content.

Rumble may also face liability when it removes content and accounts that it believes are violating its terms of service. While Rumble believes that Section 230 allows it to restrict or remove certain categories of content, its protections may not always end a lawsuit at an early stage, potentially resulting in costly and time-consuming litigation.

User-generated content could affect the quality of Rumble’s services and deter current or potential users from using its platforms, and Rumble may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law.

Individuals and groups may upload controversial content to Rumble’s platform. Removing or failing to remove such content may result in negative publicity, which could harm its efforts to attract and retain users and subscribers. Rumble has also faced criticism from users and subscribers for removing content and terminating accounts in compliance with the Digital Millennium Copyright Act (“DMCA”). Further, Rumble must continually manage and monitor its content and detect content that violates its terms of service. This content moderation service is provided by Cosmic, a key vendor, and we would experience a significant disruption if Cosmic were no longer able or willing to offer us that service. If a significant amount of content that violates its terms of service were not detected and removed by Rumble in a timely manner, or if a significant amount of information was perceived by users or the media to violate Rumble’s terms of service, whether or not such perceptions were accurate, Rumble’s brand, business and reputation could be harmed. This risk increases as the volume of content uploaded by users to Rumble continues to grow. In June 2022, Rumble announced the first phase of an updated content moderation process and released a new set of proposed content policies and removal and appeals process. While Rumble does not currently have a formalized removal and appeals process, the proposed policies are intended to reflect Rumble’s current practices and procedures and ensure a consistent and transparent process. Because the proposed policies are intended to formalize Rumble’s informal practices to date, Rumble does not anticipate that these changes (which are expected to be implemented by the end of 2022) will have a material impact on Rumble’s operations, although Rumble may need to hire personnel and incur additional costs to fully implement the final policies and procedures once adopted and there can be no assurance that the implementation of such policies and procedures will be effective or will be viewed favorably by Rumble’s content creators and other users. In the event Rumble’s content creators and other users do not agree with such policies and procedures or their implementation, such creators and other users could decrease their usage of Rumble (or cease using Rumble entirely), which could have a material adverse effect on our business or our results of operations for any period. Additionally, there is a risk that users will upload content that predominantly represents certain political viewpoints, leading to public perceptions that Rumble endorses those viewpoints, regardless of whether or not such perceptions are accurate. There can be no guarantee that current or future negative publicity, complaints, allegations, political controversies, investigations or legal proceedings with respect to Rumble’s content, even if baseless, will not generate adverse publicity that could damage Rumble’s reputation. Any damage to Rumble’s reputation could harm its ability to attract and retain users and subscribers.

Users are increasingly using mobile devices and connected TV applications to access content within digital media and adjacent businesses, and if Rumble is unsuccessful in attracting new users to its mobile and connected TV offerings and expanding the capabilities of its content and other offerings with respect to its mobile and connected TV platforms, Rumble’s revenues could decline.

Rumble’s future success depends in part on the continued growth in the use of its mobile applications and platforms by its users. The use of mobile technology may not continue to grow at historical rates, users may not continue to use mobile technology to access digital media and adjacent businesses, and monetization rates for content on mobile devices and connected TV applications may be lower than monetization rates on traditional desktop platforms. Further, mobile devices may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on Rumble’s mobile platforms may not continue to grow if Rumble does not continue to innovate and introduce enhanced products on such platforms, or if users believe that Rumble’s competitors offer superior mobile products. The growth of traffic on Rumble’s mobile products may also slow or decline if its mobile applications are no longer compatible with operating systems such as iOS, Android, Windows or the devices they support. If use of Rumble’s mobile platforms does not continue to grow, Rumble’s business and operating results could be harmed.

Rumble’s traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that it does not control.

We make our content available across a variety of operating systems and through websites. We are dependent on the compatibility of our content with popular devices, streaming tools, desktop and mobile operating systems, connected TV systems, web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox, and mobile application stores, such as Apple’s App Store and the Google Play Store. Any changes in such systems, devices or web browsers that degrade the functionality of our content or give preferential treatment to competitive content could adversely affect usage of our content.

A significant portion of our traffic accesses our content and services through mobile devices and, as a result, our ability to grow traffic, engagement and advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. A key element of our strategy is focusing on mobile applications (“apps”) and connected TV apps, and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile and connected TV products, services and apps. We are dependent on the interoperability of our content and our apps with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. We also depend on the availability of the Rumble app on mobile application stores, such as Apple’s App Store and the Google Play Store, and if our access to such stores is limited or terminated, regardless of the legitimacy of the stated reasons, our ability to reach users through our mobile app will be negatively impacted. We may not be successful in maintaining or developing relationships with key participants in the mobile and connected TV industries or in developing content that operates effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset and connected TV manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute and monetize our content, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and apps on mobile devices and connected TVs, limit the effectiveness of advertisements, give preferential treatment to competitive, or their own, content or apps, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or apps could adversely affect the consumption and monetization of our content on mobile devices. Additionally, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In the event that it is more difficult to access our content or use our apps and services, particularly on mobile devices and connected TVs, or if our users choose not to access our content or use our apps on their mobile devices and connected TVs or choose to use mobile products or connected TVs that do not offer access to our content or our apps, or if the preferences of our traffic require us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, ad targeting and monetization could be harmed and our business and operating results could be adversely affected.

Rumble’s business depends on continued and unimpeded access to its content and services on the Internet. If Rumble or those who engage with its content experience disruptions in Internet service, or if Internet service providers are able to block, degrade or charge for access to Rumble’s content and services, Rumble could incur additional expenses and the loss of traffic and advertisers.

Our products and services depend on the ability of users to access our content and services on the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Laws or regulations that adversely affect the growth, popularity or use of the Internet, including changes to laws or regulations impacting Internet neutrality, could decrease the demand for our products or offerings, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise adversely affect our business. We could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. For example, paid prioritization could enable Internet service providers, or ISPs, to impose higher fees and otherwise adversely impact our business. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or may not exist at all. Within such an environment, without network neutrality regulations, we could experience discriminatory or anti-competitive practices that could impede both our and our customers’ domestic and international growth, increase our costs or adversely affect our business.

Rumble faces significant market competition, and if Rumble is unable to compete effectively with its competitors for traffic and advertising spend, its business and operating results could be harmed.

Competition for traffic and engagement with our content, products and services is intense. We compete against many companies to attract and engage traffic, including companies that have greater financial resources and larger user bases, and companies that offer a variety of Internet and mobile device-based content, products and services. As a result, our competitors may acquire and engage traffic at the expense of the growth or engagement of our traffic, which would negatively affect our business. We believe that our ability to compete effectively for traffic depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness and reliability of our content compared to that of our competitors;

●	the timing and market acceptance of our content;

●	the continued expansion and adoption of our content;

●	our ability, and the ability of our competitors, to develop new content and enhancements to existing content;

●	our ability, and the ability of our competitors, to attract, develop and retain influencers and creative talent;

●	the frequency, relative prominence and appeal of the advertising displayed by us or our competitors;

●	public perceptions about the predominance of certain political viewpoints on our platform, regardless of whether those perceptions are accurate;

●	changes mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation, including settlements and consent decrees, some of which may have a disproportionate impact on us;

●	our ability to attract, retain and motivate talented employees;

●	the costs of developing and procuring new content, relative to those of our competitors;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and brand strength relative to our competitors.

We also face significant competition for advertiser spend. We compete against online and mobile businesses and traditional media outlets, such as television, radio and print, for advertising budgets. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of our larger competitors have substantially broader content, product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. We will need to continue to innovate and improve the monetization capabilities of our websites and our mobile products in order to remain competitive. We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

●	the size and composition of our user base relative to those of our competitors;

●	our ad targeting capabilities, and those of our competitors;

●	our ability, and the ability of our competitors, to adapt our respective models to the increasing power and significance of influencers to the advertising community;

●	the timing and market acceptance of our advertising content and advertising products, and those of our competitors;

●	our marketing and selling efforts, and those of our competitors;

●	public perceptions about the predominance of certain political viewpoints on our platform, regardless of whether those perceptions are accurate;

●	the pricing for our advertising products and services relative to those of our competitors;

●	the return our advertisers receive from our advertising products and services, and those of our competitors; and

●	our reputation and the strength of our brand relative to our competitors.

Changes to Rumble’s existing content and services could fail to attract traffic and advertisers or fail to generate revenue.

We may introduce significant changes to our existing content. The success of our new content depends substantially on consumer tastes and preferences that change in often unpredictable ways. If this new content fails to engage traffic and advertisers, we may fail to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, which do not directly generate revenue but which we believe will enhance our attractiveness to traffic and advertisers. In the future, we may invest in new content, products, services, and initiatives to generate revenue, but there is no guarantee these approaches will be successful or that the costs associated with these efforts will not exceed the revenue generated. If our strategic initiatives do not enhance our ability to monetize our existing content or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

Rumble derives a material portion of its revenue from advertising and its relationships with a small number of key advertising networks and advertisers, the loss of which could materially harm its results of operations.

A material portion of Rumble’s revenue is generated from a small number of key advertising networks. For the three and nine months ended September 30, 2022, approximately 19% and 33%, respectively, of Rumble’s total revenue derived from two advertising networks, Google AdSense and Decide (formerly known as LockerDome). As a user of Google AdSense, Rumble is subject to Google’s standard terms and conditions under the Google AdSense Online Terms of Service (a copy of which was filed as Exhibit 10.8 to CF VI’s Amendment No. 1 to the Registration Statement on Form S-4 filed on May 13, 2022) which provide for (i) the creation by Rumble of an AdSense Account; (ii) a grant of permission by Rumble to Google to serve, as applicable, advertisements and other content, Google search boxes and search results and related search queries and other links to Rumble’s website; and (iii) the receipt of payment by Rumble, based solely on Google’s accounting, related to the number of valid clicks on ads displayed. As a user of Decide, Rumble is subject to Decide’s standard terms and conditions under its Partner Insertion Order (a copy of which was filed as Exhibit 10.9 to CF VI’s Amendment No. 3 to the Registration Statement on Form S-4 filed on July 15, 2022), which incorporate the IAB/AAAA General Advertising Provisions, Version 3.0 and provide for applicable payment terms to Rumble based on ad usage. Google AdSense, Decide and other advertising partners, including publishers that are a part of Rumble’s advertising network and key sponsors of host-read advertisements, may not continue to do business with Rumble, or they may reduce the prices they are willing to pay to advertise with Rumble, if Rumble does not deliver ads in an effective manner, or if they do not believe that their investment in advertising with Rumble will generate a competitive return relative to alternatives. If Rumble’s relationship with any third-party advertiser terminates for any reason, or if the commercial terms of its relationships are changed or do not continue to be renewed on favorable terms, Rumble would need to secure and integrate new advertising partners or develop its own advertising platform, which could negatively impact its revenues and profitability.

Rumble depends on third-party vendors, including Internet service providers and data centers, to provide core services.

Although we are building our own technical infrastructure, Rumble depends on third-party vendors, including Internet service providers and data centers to, among other things, provide customer support, develop software, host videos uploaded by its users, transcode videos (compressing a video file and converting it into a standard format optimized for streaming), stream videos to viewers, and process payments. These vendors provide certain critical services to Rumble’s technical infrastructure that are time-consuming and costly for Rumble to develop independently. Outages in those services would materially affect its video services and its ability to provide cloud services. Outages may expose Rumble to having to offer credits to subscribers, loss of subscribers, and reputational damage. Rumble is unlikely to be able to fully offset these losses with any credits it might receive from its vendors.

New technologies have been developed that are able to block certain online advertisements or impair Rumble’s ability to serve advertising, which could harm its operating results.

New technologies have been developed that could block or obscure the display of or targeting of Rumble’s content. For example, in June 2020, Apple announced plans to require applications using its mobile operating systems to obtain an end-user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions that could adversely affect Rumble’s ability to serve advertising, which could harm its operating results. Additionally, some providers of consumer mobile devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective and have a significant impact on our ability to monetize our user base.

Rumble’s future business activities in the cloud services space may revolve around a small number of key third-party service providers and a small number of customer relationships, the disruption of which could harm its operating results.

In order to build its cloud services offerings, Rumble has entered into agreements with certain third-party service providers. The success of Rumble’s future business activities in the cloud services space may depend upon such existing third-party providers, some of whom may compete with Rumble in other lines of business. If Rumble’s existing third-party service agreements terminate for any reason, or if the commercial terms of such agreements are changed or do not continue to be renewed on favorable terms, Rumble would need to enter into new third-party service agreements, which could negatively impact its revenues, ability to attract future cloud services customers, public reputation, and profitability.

In addition, Rumble’s initial cloud service offerings revolve around a small number of customer relationships, including our relationship with the Trump Media & Technology Group. If Rumble fails to deliver its product to the desired specifications of these initial customers, or if these initial customers terminate their cloud services agreements for any reason, future customers may doubt Rumble’s ability to offer cloud services, which would negatively impact the company’s revenues, public reputation, and profitability.

Rumble relies on its existing content providers, and on the recruiting of new content providers, and the loss of a material portion of its existing content providers, or its failure to recruit new providers, may materially harm its business and results of operations.

The loss of a material portion of Rumble’s existing content providers could result in material harm to Rumble’s business and results of operations. In the recent past, Rumble’s ability to recruit and maintain content providers may have been in part due to trends in American politics, where certain commentators have sought a neutral Internet platform. A change in such trends, including possible changes to existing platforms’ moderation policies that make those existing platforms more hospitable to a diverse range of viewpoints, could result in the loss of existing content providers or a failure to recruit new providers, which may materially harm Rumble’s business and results of operation. Additionally, as Rumble expands into international markets, we may fail to recruit new content providers in those markets, limiting the appeal of Rumble to international audiences.

Rumble has offered and intends to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements often involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are typically based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity.

Our user base and user engagement growth are directly driven by the content available on our platform. We have on-boarded a number of top content creators onto our platform over the last year which has enabled our significant consumption growth. Our goal is to attract even more top creators to our platform, further accelerating our platform’s growth, and we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform. These incentives have included and may continue to include equity grants or cash payments, including arrangements under which we may agree to pay fixed compensation to a content creator (in certain cases, for multiple years) irrespective of whether the actual revenue or user growth generated by the applicable content creator on our platform meets our original modeled financial projections for that creator. To the extent our revenue and/or user growth assumptions associated with any such creator does not meet our expectations, our financial performance, results of operations and liquidity may be negative impacted, since the failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

Rumble’s recent and rapid growth may not be indicative of future performance.

The growth Rumble experienced between late 2020 and early 2022 may be partly or largely attributable to increased demand for online video due to social distancing undertaken in response to the COVID-19 pandemic. If, when the COVID-19 pandemic ends, the level of demand for online video returns to pre-pandemic levels, then the growth rates Rumble achieved between late 2020 and early 2022 may not be indicative of growth rates in future periods. In addition, if the COVID-19 pandemic continues, a prolonged economic downturn caused by the COVID-19 pandemic could ultimately reduce demand by reducing businesses’ ability to pay for Rumble’s services.

Rumble has made, and may in the future make, acquisitions, and such acquisitions could disrupt its operations, and may have an adverse effect on its operating results.

In order to expand our business, we have made acquisitions and may continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Our past acquisitions and any mergers and acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:

●	difficulties in integrating and managing the operations, personnel, systems, technologies, and products of the companies we acquire;

●	diversion of our management’s attention from normal daily operations of our business;

●	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

●	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

●	our inability to increase revenue from an acquisition;

●	increased costs related to acquired operations and continuing support and development of acquired products;

●	our responsibility for the liabilities of the businesses we acquire;

●	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

●	adverse tax consequences associated with acquisitions;

●	changes in how we are required to account for our acquisitions under U.S. generally accepted accounting principles, including arrangements that we assume from an acquisition;

●	potential negative perceptions of our acquisitions by customers, financial markets or investors;

●	failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;

●	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses;

●	potential loss of key employees of the companies we acquire;

●	potential security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings;

●	difficulties in increasing or maintaining security standards for acquired technology consistent with our other services, and related costs;

●	ineffective or inadequate controls, procedures and policies at the acquired company;

●	inadequate protection of acquired intellectual property rights; and

●	potential failure to achieve the expected benefits on a timely basis or at all.

Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us to incur additional debt under our credit agreements or otherwise. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will experience ownership dilution. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or substantially concurrent acquisitions.

Businesses that we acquire may have greater-than-expected liabilities for which we become responsible.

Businesses that we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. For example, to the extent that any business that we acquire or any prior owners, employees, or agents of any acquired businesses or properties (i) failed to comply with or otherwise violated applicable laws, rules, or regulations; (ii) failed to fulfill or disclose their obligations, contractual or otherwise, to applicable government authorities, their customers, suppliers, or others; or (iii) incurred tax or other liabilities, we, as the successor owner, may be financially responsible for these violations and failures and may suffer harm to our reputation and otherwise be adversely affected. An acquired business may have problems with internal control over financial reporting, which could be difficult for us to discover during our due diligence process and could in turn lead us to have significant deficiencies or material weaknesses in our own internal control over financial reporting. These and any other costs, liabilities and disruptions associated with any of our past acquisitions and any future acquisitions could harm our operating results.

The loss of key personnel, or failure to attract and retain other highly qualified personnel in the future, could harm Rumble’s business.

Our success depends upon our ability to attract and retain our senior officers and to attract and retain additional qualified personnel in the future. The loss of services of members of our senior management team and the uncertain transition of new members of our senior management team may strain our ability to execute our strategic initiatives, or make it more difficult to retain customers, attract or maintain our capital support, or meet other needs of our business. We may incur significant costs to attract and retain qualified personnel, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting them. If we fail to attract new personnel or if we suffer increases in costs or business operations interruptions as a result of a labor dispute, or fail to retain and motivate our current personnel, we might not be able to operate our business effectively or efficiently, serve our customers properly or maintain the quality of our content and services. We do not maintain key person life insurance policies with respect to our employees.

Our management team has limited experience managing a public company.

Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

Rumble may be exposed to risk if it cannot enhance, maintain, and adhere to its internal controls and procedures.

As a public company, we will have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still in the process of generating a mature system of internal controls and integration across business systems. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of Rumble’s common stock.

Changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact Rumble’s financial results.

We are subject to taxes in other jurisdictions as well. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules, including transfer pricing. There may also be tax costs associated with distributions from our subsidiaries in various jurisdictions.

Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.

We are subject to examination by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities and government bodies. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax and other tax reserves. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.

In addition, due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, the European Union, certain member states, and other countries, as well as states within the United States, have proposed or enacted taxes on online advertising and marketplace service revenues. The application of existing, new or revised taxes on our business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

We are currently under or subject to examination for indirect taxes in various states, municipalities and foreign jurisdictions. Management currently believes we have adequate reserves established for these matters. If a material indirect tax liability associated with prior periods were to be recorded, for which there is not a reserve, it could materially affect our financial results for the period in which it is recorded.

Compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S. and Canada, or industry practices may adversely affect Rumble’s business.

New laws could restrict Rumble’s ability to conduct marketing by, for example, restricting the emailing or targeting users or use certain technologies like artificial intelligence. Similarly, private-market participants may deploy technologies or require certain practices that limit Rumble’s ability to obtain or use certain information about its users and subscribers. For example, Google has indicated that it will ultimately phase out the use of cookies to track users of its search services in future versions of its Chrome web browser, and Apple has updated its iOS mobile operating system to require app developers to obtain opt-in consent before tracking users of its various services. If these types of changes are implemented (or as a result of their implementation), Rumble’s ability to determine how its users and subscribers are using its video services and to use targeted advertising in a cost-effective manner may be limited. New laws in Canada, the European Union, and other jurisdictions may also require us to change our content moderation practices, or privacy policies in ways that harm our business or create the risk of fines or other penalties for non-compliance.

Risks Related to Rumble and the Business Combination

Rumble is an “emerging growth company” within the meaning of the Securities Act and it has taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make Rumble’s securities less attractive to investors and may make it more difficult to compare Rumble’s performance with other public companies.

Rumble is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act and has taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, our stockholders may not have access to certain information they may deem important. There can be no assurances whether investors will find Rumble’s securities less attractive because Rumble relies on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of Rumble’s securities may be lower than they otherwise would be, there may be a less active trading market for Rumble’s securities and the trading prices of the securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Rumble has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Rumble, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of its financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Pursuant to the JOBS Act, Rumble’s independent registered public accounting firm will not be required to attest to the effectiveness of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as it is an “emerging growth company”.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of internal controls over financial reporting, and generally requires in the same report a report by a public company’s independent registered public accounting firm on the effectiveness of its internal controls over financial reporting. Rumble will continue to be required to provide management’s attestation on internal controls effective with respect to the year ended December 31, 2022, in accordance with applicable SEC guidance.

However, under the JOBS Act, Rumble’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until it is no longer an “emerging growth company.” Rumble could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following February 23, 2026, the fifth anniversary of CF VI’s IPO, (b) in which Rumble has total annual gross revenue of at least $1.07 billion, (c) Rumble’s non-convertible debt issued within a three year period exceeds $1 billion, or (d) if the market value of Rumble’s shares that are held by non-affiliates exceeds $700 million on the last day of its second fiscal quarter.

Legal proceedings in connection with the Business Combination or otherwise, the outcomes of which are uncertain, could adversely impact Rumble or its stockholders.

In connection with business combination transactions similar to the Business Combination, it is not uncommon for lawsuits to be filed against the parties and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus provided to stockholders contains false and misleading statements and/or omits material information concerning the transaction. On January 27, 2022, Rumble received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. On June 3, 2022, Rumble served its statement of defence on KII. KII filed a reply pleading on June 15, 2022. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding Rumble Shares or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the Rumble Shares in the Business Combination), together with other damages including punitive damages and costs. Although Rumble believes that the allegations are meritless and intends to vigorously defend against them, the result or impact of such claim, or any other claim that may be brought or threatened in connection with the Business Combination, is uncertain, and could result in, among other things, damages, and/or awards of attorneys’ fees or expenses.

The provision of the Rumble Charter that authorizes the Rumble Board to issue preferred stock from time to time based on terms approved by the Rumble Board may delay, defer or prevent a tender offer or takeover attempt that public stockholders might consider in their best interest.

The provision of Rumble’s Amended and Restated Certificate of Incorporation (the “Rumble Charter”) that authorizes the Rumble Board to issue preferred stock from time to time based on terms approved by the Rumble Board may delay, defer or prevent a tender offer or takeover attempt that public stockholders might consider in their best interest.

The Rumble Charter contains forum limitations for certain disputes between us and our stockholders that could limit the ability of stockholders to bring claims against us or our directors, officers and employees in jurisdictions preferred by stockholders.

The Rumble Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative lawsuit brought on our behalf, (ii) any lawsuit against our current or former directors, officers, employees or stockholders asserting a breach of a fiduciary duty owed by any such person to us or our stockholders, (iii) any lawsuit asserting a claim arising under any provision of the DGCL, our charter or bylaws (each, as in effect from time to time), or (iv) any lawsuit governed by the internal affairs doctrine of the State of Delaware. The foregoing forum provisions do not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. The Rumble Charter also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The foregoing forum provisions may prevent or limit a stockholder’s ability to file a lawsuit in a judicial forum that it prefers for disputes with us or our directors, officers, employees or stockholders, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions, although though stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

There is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act because Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act claims.

In addition, notwithstanding the inclusion of the foregoing forum provisions in the Rumble Charter, courts may find the foregoing forum provisions to be inapplicable or unenforceable in certain cases that the foregoing forum provisions purport to address, including claims brought under the Securities Act. If this were to occur in any particular lawsuit, we may incur additional costs associated with resolving such lawsuit in other jurisdictions or resolving lawsuits involving similar claims in multiple jurisdictions, all of which could harm our business, results of operations, and financial condition.

Rumble’s CEO will have control over key decision making as a result of his control of a majority of the voting power of Rumble’s outstanding capital stock.

As the beneficial owner of all of the Class D Common Stock, par value $0.0001 per share, of Rumble (the “Class D Common Stock”), Chris Pavlovski, who is the CEO of Rumble, will initially be able to exercise voting rights with respect to 85% of the voting power of Rumble’s outstanding capital stock. For so long as Mr. Pavlovski continues to beneficially own at least approximately 8.47 million of the issued and outstanding shares of Class D Common Stock (assuming, for this purpose, that the number of outstanding shares of all classes of capital stock of Rumble continues to equal the same number of shares outstanding as of the closing of the Business Combination), Mr. Pavlovski will continue to control the outcome of matters submitted to stockholders of Rumble for approval. Such number represents approximately 8.0% of the shares of Class D Common Stock that Mr. Pavlovski owns. This concentrated control will limit or preclude our public stockholders’ ability to influence corporate matters for the foreseeable future. Further, the Rumble Charter will not include a sunset provision for the high vote feature of the Class D Common Stock, meaning this feature will persist indefinitely (unless amended or until all of the shares of Class D Common Stock have been redeemed by Rumble in connection with future transfers (other than “permitted transfers”) of shares of Class A Common Stock or ExchangeCo Shares by Mr. Pavlovski). As a result, Mr. Pavlovski may control or effectively control the voting of Rumble, even if he holds only a small economic interest. Consequently, in the event Mr. Pavlovski liquidates a significant portion of his economic interest in Rumble, Mr. Pavlovski may no longer be incentivized (or incentivized to the same extent) to exercise his voting control, including in connection with the types of decisions further described below, in a manner that will maximize the economic value of Rumble.

Because of the voting ratio between the Class D Common Stock on the one hand, and the Class A Common Stock and Class C Common Stock of Rumble, on the other hand, Mr. Pavlovski has the ability to control the outcome of matters submitted to Rumble’s stockholders for approval, including the election of directors, amendments to Rumble’s organizational documents, and any merger, consolidation, or sale of all or substantially all of Rumble’s assets. The Rumble Charter provides that Rumble may not issue any shares of Class D Common Stock, so all of the Class D Common Stock are held by Mr. Pavlovski and/or his transferees. In this regard, no shares of Class D Common Stock may be transferred by Mr. Pavlovski unless the transfer is made to a qualified transferee as described in the Rumble Charter (a “Qualified Class D Transferee”). As a result, only Mr. Pavlovski has the right to vote and control the Class D Common Stock, meaning that Mr. Pavlovski is not entitled to transfer voting control of the Company to another person or entity not controlled by Mr. Pavlovski through the transfer of Class D Common Stock.

This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of Rumble’s assets that Rumble’s other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that Rumble’s other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring Rumble’s publicly traded Class A Common Stock, which will have limited voting power relative to the Class D Common Stock that is held by Mr. Pavlovski, and might harm the trading price of Rumble’s Class A Common Stock. In addition, Mr. Pavlovski has the ability to control the management and major strategic investments of Rumble as a result of his position as Rumble’s CEO and his ability to control the election of Rumble’s directors. As a board member and officer, Mr. Pavlovski owes a fiduciary duty to Rumble’s stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of Rumble’s stockholders. As a stockholder, even a controlling stockholder, Mr. Pavlovski is entitled to vote his shares in his own interests, which may not always be in the interests of Rumble’s stockholders generally.

Rumble’s CEO may be incentivized to focus on the short-term share price as a result of his interest in shares placed in escrow and subject to forfeiture pursuant to the terms of the Business Combination Agreement.

Mr. Pavlovski, the CEO and controlling shareholder of Rumble, holds shares placed in escrow and subject to forfeiture pursuant to the terms of the Business Combination Agreement. Such shares will vest in the event certain share price thresholds are satisfied, but if such price thresholds are not satisfied in the applicable time periods, such shares will be forfeited and cancelled. Accordingly, Mr. Pavlovski may be incentivized to focus on short-term results which may have a positive effect on Rumble’s share price at the expense of the long-term success of the Company.

Rumble does not expect to declare any dividends in the foreseeable future.

Rumble does not anticipate declaring any cash dividends to holders of its Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Risks Related to Being a Public Company

Rumble has incurred and will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Rumble is facing significant increases in insurance, legal, accounting, administrative and other costs and expenses as a public company that Rumble did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, the SEC and the securities exchanges, impose additional reporting and other obligations on public companies.

Compliance with public company requirements has and will increase costs and make certain activities more time-consuming. A number of those requirements require Rumble to carry out activities Rumble had not done previously. In addition, additional expenses associated with SEC reporting requirements have been and will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), Rumble could incur additional costs to rectify those issues, and the existence of those issues could adversely affect Rumble’s reputation or investor perceptions of it. Being a public company could make it more difficult or costly for Rumble to obtain certain types of insurance, including director and officer liability insurance, and Rumble may be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage. Being a public company could also make it more difficult and expensive for Rumble to attract and retain qualified persons to serve on the Rumble Board, board committees or as executive officers. Furthermore, if Rumble is unable to satisfy its obligations as a public company, it could be subject to delisting of its Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require Rumble to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

There can be no assurance that Rumble will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists Rumble’s shares from trading on its exchange for failure to meet the listing standards and Rumble is not able to list such securities on another national securities exchange, the securities of Rumble could be quoted on an over-the-counter market. If this were to occur, Rumble and its stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for Rumble’s securities;

●	reduced liquidity for Rumble’s securities;

●	a determination that the Class A Common Stock is a “penny stock,” which will require brokers trading the Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Class A Common Stock;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about Rumble, its business, or its market, or if they change their recommendations regarding Rumble’s securities adversely, the price and trading volume of Rumble’s securities could decline.

The trading market for Rumble’s securities will be influenced by the research and reports that industry or securities analysts may publish about Rumble, its business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on Rumble. If no securities or industry analysts commence coverage of Rumble, Rumble’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover Rumble change their recommendation regarding Rumble’s shares of common stock adversely, or provide more favorable relative recommendations about Rumble’s competitors, the price of Rumble’s shares of common stock would likely decline. If any analyst who may cover Rumble were to cease coverage of Rumble or fail to regularly publish reports on it, Rumble could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

Substantial future sales of our Class A Common Stock by the selling holders named in our recent S-1 registration statement could cause the market price of our Class A Common Stock to decline.

On October 19, 2022, we filed a registration statement on Form S-1 (as amended, the “Registration Statement”) with the SEC to register the issuance by us of shares of Class A Common Stock underlying warrants as well as the resale from time to time by the selling holders named therein (the “Selling Holders”) of shares of Class A Common Stock and Warrants, as further described in the Registration Statement. The securities registered pursuant to the Registration Statement represent approximately 90.9% of our total shares of Class A Common Stock outstanding on a fully diluted basis (inclusive of all shares of Class A Common Stock issuable upon exchange of ExchangeCo Shares, and which also includes shares of Class A Common Stock and ExchangeCo Shares placed in escrow pursuant to the terms of the Business Combination Agreement). Certain Selling Holders, including Rumble Chairman and CEO Christopher Pavlovski and other company insiders, are subject to contractual lock-up restrictions that prohibit them from selling stock at this time. The shares of Class A Common Stock held by another of the Selling Holders, CFAC Holdings VI, LLC (the “Sponsor”) (other than the 1,500,000 shares of Class A Common Stock constituting the Forward Purchase Shares and the 1,159,000 shares of Class A Common Stock that were acquired by the Sponsor in the PIPE Investment), are also subject to contractual lock-up restrictions. These lock-up restrictions will continue to apply until the earlier of: (i) the one (1) year anniversary of the closing date of the Business Combination, which is September 16, 2023, (ii) the date on which the last reported sale price of Rumble’s Class A Common Stock exceeds $15.00 per share (adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the closing of the Business Combination, and (iii) the date on which Rumble consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the closing of the Business Combination which results in all of Rumble’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the foregoing restrictions, collectively, the “12-Month Lock-Up”). An aggregate of 306,516,552 shares of Class A Common Stock held by the former Legacy Rumble shareholders who are Selling Holders under the Registration Statement (on an as-converted basis, i.e., inclusive of all shares of Class A Common Stock issuable upon exchange of ExchangeCo Shares, and which also includes shares of Class A Common Stock and ExchangeCo Shares placed in escrow pursuant to the terms of the Business Combination Agreement) are subject to the 12-Month Lock-Up. An aggregate of 9,105,000 shares of Class A Common Stock held by the Sponsor (which assumes that all of the Warrants owned by the Sponsor are exercised for shares of Class A Common Stock) are subject to the 12-Month Lock-Up.

For Selling Holders who are not subject to contractual lock-up restrictions, once the Registration Statement is effective and until such time that it is no longer effective, the resale of these securities will be permitted pursuant to the Registration Statement. The resale, or expected or potential resale, of a substantial number of our shares of Class A Common Stock in the public market could adversely affect the market price for our Class A Common Stock and make it more difficult for ourpublic stockholders to sell their shares of Class A Common Stock at such times and at such prices that they deem desirable. Furthermore, we expect that because there will be a large number of securities registered pursuant to the Registration Statement, Selling Holders will continue to offer the securities covered by the Registration Statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the Registration Statement may continue for an extended period of time.

Further, the Selling Holders acquired their shares at prices ranging from $0.003 per share to $10.00 per share of Class A Common Stock. Therefore, certain of the Selling Holders may realize a positive rate of return on their investment even if the shares of Class A Common Stock are trading below $10.00 per share. If those Selling Holders decided to sell their shares to realize this return, it could have a material negative impact on the price of our Class A Common Stock. Additionally, as noted above, certain Selling Holders are subject to contractual lock-up restrictions, and such Selling Holders may choose to sell their shares once those restrictions expire. Such sales, or the prospect of such sales, may have a material negative impact on the market price of our Class A Common Stock.

The Selling Holders can earn a positive return on their investment, even if other shareholders experience a negative rate of return on their investment in the post-Business Combination company.

The Selling Holders acquired the shares of Class A Common Stock covered by the Registration Statement at prices ranging from $0.003 per share to $10.00 per share of Class A Common Stock. By comparison, the offering price to public shareholders in the CF VI initial public offering was $10.00 per unit, which consisted of one share and one-fourth of one Warrant. Consequently, certain Selling Holders may realize a positive rate of return on the sale of their shares covered by the Registration Statement even if the market price per share of Class A Common Stock is below $10.00 per share, in which case the public shareholders may experience a negative rate of return on their investment.

For example, a Selling Holder who sells 1,000,000 shares of Class A Common Stock (which it originally acquired as “founder shares” for $0.003 per share) at a price per share of $12.27 per share (the closing price of the Class A Common Stock on November 3, 2022) will earn a realized profit of $12,267,000, while a public stockholder who sells the same number of shares of Class A Common Stock (which it originally acquired for $10.00 per share in the initial public offering) will only earn a realized profit of $2,270,000.

In addition, because the current market price of our Class A Common Stock, which was $12.27 per share at the closing on November 3, 2022, is higher than the price the Selling Holders paid for their shares of Class A Common Stock (ranging from $0.003 per share to $10.00 per share) or the exercise price of the Warrants ($11.50 per share), there is more likelihood that Selling Holders holding shares of Class A Common Stock or Warrants will sell their shares of Class A Common Stock once the Registration Statement is effective (subject, in the case of certain Selling Holders, to compliance with contractual lock-up restrictions). Such sales, or the prospect of such sales, may have a material negative impact on the market price of our Class A Common Stock. After the effectiveness of the Registration Statement, (i) 25,447,437 shares of Class A Common Stock registered on the Registration Statement and that were purchased by Selling Holders for prices below current market prices will be able to be sold immediately pursuant to the Registration Statement without any contractual lock-up restrictions and (ii) an additional 315,621,552 shares of Class A Common Stock registered on the Registration Statement and that were purchased by Selling Holders for prices below current market prices will be able to be sold pursuant to the Registration Statement once the contractual lock-up restrictions that apply to such Selling Holders expire. It should be noted that the share numbers in the immediately preceding sentence are given on a fully diluted basis (inclusive of all shares of Class A Common Stock issuable upon exchange of ExchangeCo Shares, and which also includes shares of Class A Common Stock and ExchangeCo Shares placed in escrow pursuant to the terms of the Business Combination Agreement).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information required by this Item 2 is included under Item 3.02 of our Current Report on Form 8-K filed on September 22, 2022 and is incorporated herein by reference.

In addition, on September 16, 2022, the Company granted Chris Pavlovski, the Company’s Chief Executive Officer, restricted stock units covering 1.1 million shares of the Company’s Class A Common Stock (the “RSUs”) pursuant to the Company’s 2022 Stock Incentive Plan. The RSUs were granted in lieu of the 1.1 million restricted shares of the Company’s Class A Common Stock that Mr. Pavlovski was entitled to be granted pursuant to his employment agreement. The issuance of the RSUs to Mr. Pavlovski was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety DisclosureS.

Not applicable.

Item 5. Other Information.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Rumble Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.2	Amended and Restated Bylaws of Rumble Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
4.1	Warrant Assignment, Assumption and Amendment Agreement, dated September 16, 2022, by and among the Company, Computershare Inc., Computershare Trust Company, N.A., and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.1	Exchange and Support Agreement, dated September 16, 2022, by and among the Company, ExchangeCo, CallCo and the shareholders of ExchangeCo who hold ExchangeCo Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.2	Subscription Agreement, dated September 16, 2022, by and between CF Acquisition Corp. VI and Christopher Pavlovski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.3	Form of Lock-Up Agreement, by and among CF Acquisition Corp. VI, Rumble Inc. and the holders party thereto (incorporated by reference to Annex H to the Proxy Statement/Prospectus filed on August 12, 2022).
10.4*+	Rumble Inc. 2022 Stock Incentive Plan.
10.5+	Rumble Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.7	Amended and Restated Registration Rights Agreement, dated September 16, 2022, by and among the Company, Sponsor and the other parties named therein (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 22, 2022).

10.8+	Employment Agreement by and between Rumble Inc. and Christopher Pavlovski, effective as of September 16, 2022 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.9+	Letter Agreement, dated as of September 16, 2022 by and between Christopher Pavlovski and Rumble Inc. amending Mr. Pavlovski’s employment agreement with Rumble Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.10+	Restricted Stock Unit Grant Notice and Agreement by and between Rumble Inc. and Christopher Pavlovski, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLE INC.

Date: November 14, 2022		/s/ Christopher Pavlovski
	Name:	Christopher Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: November 14, 2022		/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer