Form 10-Q/A
period 2022-09-30
Rumble Inc.
filed 2022-11-15
CIK 1830081

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) (this “Amendment”) is being filed solely to correct a clerical error in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, initially filed with the Securities and Exchange Commission on November 14, 2022 (the “Original Filing”).

We have determined that, due to a clerical error, the table in Note 5 (Revenue from Contracts with Customers) to our condensed consolidated interim financial statements contained in the Original Filing inadvertently misstated the relative balance between Advertising revenue, on the one hand, and Licensing and other revenue, on the other hand, for the three months ended September 30, 2022. Specifically, the amount of Advertising revenue during such quarter should have been $9,208,678 (versus $8,208,678 as stated in the Original Filing) and the amount of Licensing and other revenue during such quarter should have been $1,774,504 (versus $2,774,504 as stated in the Original Filing). This clerical error has no financial impact as the Total revenues listed in the table for the three months ended September 30, 2022 ($10,983,182) was correctly stated in the Original Filing.

In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except for the correction described above, this Amendment does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021

5.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021

Advertising	$9,208,678	$1,526,547	$13,956,884	$4,920,453
Licensing and other	1,774,504	542,926	5,461,375	1,606,362
Total revenues	$10,983,182	$2,069,473	$19,427,259	$6,526,815

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

For Selling Holders who are not subject to contractual lock-up restrictions, once the Registration Statement is effective and until such time that it is no longer effective, the resale of these securities will be permitted pursuant to the Registration Statement. The resale, or expected or potential resale, of a substantial number of our shares of Class A Common Stock in the public market could adversely affect the market price for our Class A Common Stock and make it more difficult for our public stockholders to sell their shares of Class A Common Stock at such times and at such prices that they deem desirable. Furthermore, we expect that because there will be a large number of securities registered pursuant to the Registration Statement, Selling Holders will continue to offer the securities covered by the Registration Statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the Registration Statement may continue for an extended period of time.

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

RUMBLE INC.

Date: November 15, 2022		/s/ Christopher Pavlovski
	Name:	Christopher Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: November 15, 2022		/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer