Form 10-K
period 2022-12-31
Rumble Inc.
filed 2023-03-30
CIK 1830081

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2022

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-40079

Rumble Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1087461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

444 Gulf of Mexico Dr Longboat Key, FL	34228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (941) 210-0196

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2022 was approximately $299,100,000.

As of March 27, 2023, the registrant had issued and outstanding (i) 111,467,743 shares of Class A common stock, par value $0.0001 per share, (ii) 167,662,211 shares of Class C common stock, par value $0.0001 per share, and (iii) 105,782,403 shares of Class D common stock, par value $0.0001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on June 16, 2023, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

Rumble Inc.
Annual Report on Form 10-K
for the Year Ended December 31, 2022

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Form 10-K and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Form 10-K provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, our ability to grow and manage growth profitably, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our inability to effectively manage future growth and achieve operational efficiencies;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

ii

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements often involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are typically based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	we may be adversely impacted by other economic, business, and/or competitive factors;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S. and Canada, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Form 10-K, including those under “Item 1A. Risk Factors” herein, and other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”).

iii

Part I

Item 1. Business

Overview

Unless the section herein specifies otherwise, references to the “Company,” “we,” “us” or “our” are to, (a) prior to the consummation of the business combination (the “Business Combination”) contemplated by that certain business combination agreement, dated December 1, 2021 (as amended, the “Business Combination Agreement”), by and between CF Acquisition Corp. VI, a Delaware corporation (“CF VI”), and Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada (“Legacy Rumble”), either (i) CF VI or (ii) Legacy Rumble, as the context may require, and (b) following the closing of the Business Combination, Rumble Inc., a Delaware corporation. Unless the section herein specifies otherwise, references to “Rumble” are to (x) prior to the closing of the Business Combination, Legacy Rumble and (y) following the closing of the Business Combination, Rumble Inc., a Delaware corporation. References to “ExchangeCo” are to 1000045728 Ontario Inc., a corporation formed under the laws of the Province of Ontario, Canada, and an indirect, wholly owned subsidiary of Rumble, and references to “ExchangeCo Shares” are to the exchangeable shares of ExchangeCo.

Our Story

Rumble was founded in 2013, back when the concept of ‘preferencing’ on the internet was simple – it was big vs. small. At that time, it was clear that big tech social video platforms were beginning to preference large creators, influencers, and brands, while leaving the small creator behind and thus, creating a market opportunity. At that time, Rumble was founded based on the premise of providing small creators with the tools and distribution that they needed to succeed.

Fast forward to 2020, when a new, and much more nuanced world of ‘preferencing’ was evolving online, which included sophisticated algorithms used by the big tech incumbents for amplification and censorship. In contrast, Rumble never took the approach of black box algorithms to drive profit and, most importantly, we never moved the goal posts on content policies. This consistency and transparency, along with tailwinds from the 2020 U.S. election season, led to dramatic growth in our user base from 1.2 million monthly active users (“MAUs”) in Q2 2020 to 21 million MAUs in Q4 2020.

Soon after this, the preferencing and censorship enforced by big tech social platforms continued to expand into many other areas of content, including but not limited to the crypto-finance community and pop culture. As a result, more creators and their audiences found a new home on Rumble. These have included top creators, such as Dan Bongino, Russell Brand, Kim Iversen, Steve Will Do It, Dave Rubin, Kimberly Guilfoyle, Glenn Greenwald, Matt Kohrs, and Dana White, just to name a few. As a result, our user base has grown from 21 million MAUs in Q4 2020 to 80 million MAUs in Q4 2022, almost quadrupling in two years.

During this period of accelerated growth, Rumble announced a business combination with CF VI, a special purpose acquisition company, on December 1, 2021. The Business Combination was successfully completed on September 16, 2022, and our Class A common stock, par value $0.0001 per share (“Class A Common Stock”) began trading on The Nasdaq Global Market (“Nasdaq”) under the symbol RUM. The Business Combination and related PIPE investment provided Rumble with gross proceeds of approximately $400 million, prior to transaction expenses. This capital infusion helps Rumble compete with its big tech competitors. Ultimately, 99.9% of CF VI shareholders elected not to redeem their shares, which we believe was a strong expression of support for Rumble’s mission, its growth story to date and its future potential.

For further discussion of our key performance indicators, including definitions and explanations of the ways that management uses these metrics in managing the performance of the business, please refer to the section titled “Key Business Metrics” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Portfolio

Rumble has two core businesses:

1) Video: consisting of Rumble, our social video platform; Locals Technology Inc. (“Locals”), our subscription platform; and Rumble Advertising Center (RAC), our in-house advertising platform; and

2) Cloud: a new Infrastructure as a Service (IaaS) venture that we are planning to launch.

Our Video Business

The video business consists of three core products: Rumble, Locals and RAC. The vision of our video business is to provide creators with the best monetization toolkit on the internet. To fulfill this vision, our product roadmap includes the conversion of Rumble, Locals and RAC from three separate products to a single seamlessly integrated platform.

Rumble is a free-to-use video sharing platform operated by our Canadian subsidiary, Rumble Canada Inc., on which users can watch, share, like, comment, and upload videos. Users can subscribe to channels to stay in touch with creators and access video on-demand (“VOD”) and live content streamed by creators.

Locals, which we acquired in October 2021, is a platform on which users can purchase subscriptions to access exclusive content in creator communities. Creators and subscribers can engage through VOD, podcasts, live chat, polls, and community discussions.

Both Rumble and Locals are available via desktop and mobile web, iOS and Android mobile applications (“apps”), as well as connected TV apps including, but not limited to Roku, Apple TV, Fire TV and Android TV.

RAC is an advertising marketplace, similar to Google AdSense, designed to facilitate transactions for advertisers seeking to advertise on Rumble’s platforms as well as publisher platforms with which Rumble has partnerships. In RAC, advertisers can create and set up banner and video campaigns. We also plan on designing RAC to become a marketplace of host-read / sponsorship advertising, which has the potential to provide a significant opportunity for creators to further build their businesses. As of December 31, 2022, RAC was in beta mode during which the system is being tested by a subset of advertisers with a very limited amount of available inventory. The product continues to be enhanced in preparation for an expected commercial launch later in 2023. As we scale and integrate our platforms, we expect to eventually drive significant and differentiated value to advertisers and creators through the development of this independent advertising marketplace. Content creators use Rumble, Locals and RAC to build and monetize their audience through the following:

●	“Build your Audience” – As a free-to-use platform with an average of 80 million MAUs as of December 31, 2022, Rumble is designed to provide creators the ability to grow their audience. Creators can generate revenue on Rumble via programmatic advertisements served by RAC, host-read advertising, or sponsorships managed and facilitated by Rumble sales. Livestreaming creators also can drive revenue via tipping, known as ‘Rumble Rants’, through the live-chat functionality.

●	“Grow your Super Fans” – As creators build and establish their brands on Rumble, they have the ability to bring their ’super fans’ over to Locals, through which creators can provide exclusive content to paying subscribers. Creators can monetize on Locals via subscriptions, tipping, as well as one-time purchases of content through a feature called Content+.

We anticipate further enhancing the value proposition for users, creators, and advertisers as we continue to invest in integrating and enhancing the Rumble, Locals and RAC platforms to provide a seamless experience and fulfill our vision of providing the best monetization toolkit for creators on the internet.

In addition, Rumble also obtains exclusive rights to distribute and license certain content on third party platforms, as well as on Rumble and Locals.

Our Cloud Business

In addition to our video business, we are also planning to launch Rumble Cloud, a new Infrastructure as a Service (IaaS) business. We anticipate early demand for our cloud services from businesses that find themselves at risk of cancellation by the incumbent big tech cloud providers, analogous to the initial market opportunity that we realized in our video business. Offering cloud services is a natural extension of our video business, as we can utilize excess capacity from our existing infrastructure.

Our Constituents and Engagement

We have grown rapidly in the past year with our global MAUs reaching 80 million on average in Q4 2022, an increase of 142% from our 33 million average MAUs achieved in Q4 2021, and with minutes watched per month on our platform increasing from 0.2 billion in Q3 2020 to 11.1 billion in Q4 2022.

Since Q1 2022, we have secured top content creators across a diverse set of content verticals and have onboarded content creators such as:

●	Russell Brand — Comedian, actor, and podcast host

●	Dana White and Power Slap – New sports league founded by the UFC President

●	Steven Crowder – Prominent political commentator and comedian

●	Steve Will Do It – Well-known influencer within the Gen Z demographic

●	Glenn Greenwald — Journalist, author, and lawyer

●	Fresh & Fit – Popular late-night podcast within the Gen Z demographic

●	Dave Rubin – Host of the Rubin Report

●	Matt Kohrs — Cryptocurrency and investing content creator

Our goal is to attract even more top creators to our platform, further accelerating our platform’s growth, and we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform. We view expanding our content library and creator base as paramount to attracting more users and driving engagement on our platform. Hours of uploaded video per day were 10,373 on average in Q4 2022, an increase of 216% from Q4 2021.

As we bring top creators and their content pipeline to our platform, we believe that we can draw more users onto our platform and keep them engaged for longer, in turn offering better monetization opportunities for creators, and allowing us to bring on more creators. This flywheel effect is the key mechanism by which we are approaching growing our video business.

Competitive Strengths

Competitive Overview

We operate in a highly competitive environment, and the market for video content is rapidly evolving. Traditionally, video content had limitations on how it was distributed to consumers, posing challenges for companies aiming to engage consumers across traditional and digital technologies. Today, video content is consumed across all mediums in various formats, which has both increased the opportunities for consumer engagement and altered the competitive dynamic for new and incumbent players.

Further, the market expectation of instant, high-definition delivery and a diversified content offering has altered the strategy and go-to-market approach for even the most successful video platforms.

We compete with traditional video distribution platforms, but also with social media networks, entertainment businesses, video on demand providers, major film and television studios, cable/news television networks, and more. What we believe has differentiated Rumble is our ability to quickly establish and maintain trust with our users, creating an enjoyable and open viewing experience that welcomes content of all genres. We take tremendous pride in operating what we view as the go-to neutral video platform in the market, which we believe has allowed us to maintain our competitive positioning versus incumbent platforms.

A Significant Market Shift

We believe that several market friction points are driving creators and users to seek alternatives to incumbent platforms. Increasingly, household technology names have adopted several principles and behaviors that we believe have opened significant market opportunity for us to establish a lasting relationship with our community.

●	“Arbiters of Truth”: “Big Tech” has increasingly adopted strict and evolving content moderation policies on user-generated and other published content. Constant shifting of policies has created controversy among creators and users who may believe their content, or content from other creators, is being restricted by biased practices, policies, and algorithms that have been altered to accommodate evolving trends in the digital ecosystem. This has led users and creators to seek reliable, alternative platforms that would not, outside of clearly defined content guidelines, restrict or shield creators’ content from reaching their potential audience.

●	Large Creator Focus: Additionally, our biggest competitors are increasingly catering to the “large creators” that represent individual and corporate accounts, attracting viewers to the content that large creators choose to feature, and creating increasing barriers for smaller creators to distribute content on those platforms.

Our Competitive Differentiation

We believe that Rumble is uniquely positioned to address the various concerns in the video distribution marketplace. Rumble is one of the few neutral, independent, and scaled video platforms that operates with a consistent and user-friendly moderation policy, employing only reasonable, obvious, and necessary standards of conduct, which are clearly defined. Rumble is unique because we seek to simply distribute the content how and where consumers want it, with no preferential treatment. We have built a differentiated product for both users and creators, which has fueled our recent user growth and, we believe, positions us for further widespread adoption.

Value Proposition for Users

We aim to allow consumers of our content to see content that they desire, with no preferential treatment for “large” creators or algorithms that suppress certain viewpoints. We have attracted and retained a global user base on the simple premise that Rumble offers our community the best experience in the market — which is the single most important component to our strategy. Our open search algorithm allows our community to access our entire content library within the search function. As our content library continues to expand, this value proposition will only continue to expand opportunities and create an even better experience for the Rumble community.

Value Proposition for Creators

Many key elements of our value proposition to users also benefit our creators. We are focused on attracting the best talent to the platform and have built tools to facilitate content production, distribution and monetization. Simply put, if a creator uploads quality content, our goal to make sure that this content is seen. This creates favorable monetization opportunities for the best content on the platform and highlights the value of our offering to content creators of all magnitudes.

Our offering includes a world-class SDRM (social digital rights management) service for our creators, helping them to manage libraries and ensure maximum efficiency on and off the Rumble platform. This feature further enhances our relationship with our creators and allows us to capture, record and enhance our product through data analytics.

As we continue to develop our in-house technology, we expect that our competitive differentiation will extend beyond distribution to infrastructure, offering a similar value proposition to both markets: being a neutral platform built to meet the needs of our community.

Our Growth Strategy

We are focused on the following areas in an effort to drive our growth:

Content Acquisition

Our user base and user engagement growth are directly driven by the content available on our platform. We have on-boarded several top content creators onto our platform over the last year which has enabled our significant consumption growth. Our goal is to attract even more top creators to our platform, further accelerating our platform’s growth, and we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform. These incentives have included and may continue to include equity grants or cash payments, including arrangements under which we may agree to pay fixed compensation to content creators (in certain cases, for multiple years) irrespective of whether the actual revenue or user growth generated by the content creator on our platform meets our original modeled financial projections for that creator.

Video Product Development

Our vision is to offer the best monetization toolkit for creators on the internet. To fulfill this vision, we plan to develop a seamless integration across Rumble, Locals and RAC. In doing so, we strive to unlock full monetization potential across programmatic advertising, host-read ads / sponsorships, tipping, subscription and pay-per-view. We anticipate that realization of this vision will greatly accelerate creator onboarding to the platform, providing incremental value to users and advertisers, and ultimately drive platform consumption and revenue. While we continue to develop new functionality on each component of the platform, we focus on integration that will drive value to users, creators, and advertisers.

Cloud Product Development

While our Cloud infrastructure services offerings are still in early stages of development, our tentative roadmap includes: video player (player and encoding), networking, storage, and cloud services (secure, sizable compute capacity). We expect Rumble Cloud to enter the beta stage in 2023, during which we will continue to refine our go to market approach and product in preparation for an expected commercial release in 2024.

International Expansion

Historically, we have focused on growing our U.S. and Canadian user base; any historic consumption from international countries has been purely opportunistic. We anticipate boosting our international expansion once the video product and associated integrations are ready for scale across multiple languages and markets. We believe that there is a significant opportunity for a global expansion of our content, user base and revenue.

Marketing and Advertising

Users and Creators

With the significant organic growth that we experienced to date, most of our marketing efforts have been focused on amplifying earned media and accelerating the word-of-mouth momentum through creator advocacy. As a result, we have been able to build our user base and brand with relatively minimal marketing costs. In the future, we will look to build our brand across multiple audiences, driving user growth and video consumption through (1) content creator partnerships and advocacy, including by offering incentives, including economic incentives, to content creators to join our platform, (2) continued earned media strategies, and (3) increased marketing spend, primarily through digital paid media channels. Like many other major social media companies, we rely on paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine.

Advertisers

We currently use several third-party advertisement networks and exchanges to fill our advertisement inventory. By developing our own network, we will be in position to drive our value proposition and expand our advertiser base. In January 2022, we announced the deployment of an alpha version of RAC, our own advertising marketplace. Several advertisers have begun using the new system, and eventually, we plan for all ads on the Rumble platform to be served through this marketplace. We further expect to drive significant and differentiated value to advertisers through the development of this independent advertising marketplace.

Human Capital

We believe that our employees are our most significant resource. As of December 31, 2022, we had 70 full-time employees, of whom 24 were based in Canada and 46 were based in the United States. None of our employees are covered by collective bargaining agreements. We believe we have good relationships with our employees. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate key employees and directors through the granting of stock-based compensation awards.

Competition

We compete primarily with companies (many of which are much larger and more well capitalized than us) that also provide video and streaming platforms to content creators, including YouTube, Roku, TikTok, Snapchat and Facebook. We compete with these companies to attract, engage and retain users and subscribers.

Government Regulation

We are subject to domestic and foreign laws that affect companies conducting business on the internet generally, including laws relating to the liability of providers of online services for their operations and the activities of their users.

Because we host user-uploaded content, we may be subject to laws concerning such content. In the U.S., we rely, to a significant degree, on laws that limit the liability of online providers for user-uploaded content, including the Digital Millennium Copyright Act of 1998 (“DMCA”) and Section 230. Countries outside the U.S. generally do not provide as robust protections for online providers and may instead regulate such entities to a higher degree. For example, in certain countries, online providers may be liable for hosting certain types of content or may be required to remove such content within a short period of time upon notice. As we expand internationally, we or our customers may also be subject to laws that regulate streaming services or online platforms, such as the EU’s Audiovisual Media Services Directive or EU Regulation 2019/1150, which regulates platform-to-business relations.

Because we receive, store and use a substantial amount of information received from or generated by our users, we are also impacted by laws and regulations governing privacy and data security in the U.S. and worldwide. Examples of such regimes include Section 5 of the Federal Trade Commission Act, the EU’s General Data Protection Regulation (GDPR), and the California Consumer Privacy Act (CCPA). These laws generally regulate the collection, storage, transfer and use of personal information.

Because our platform facilitates online payments, including subscription fees and tipping, we are subject to a variety of laws governing online transactions, payment card transactions and the automatic renewal of online agreements. In the U.S., these matters are regulated by, among other things, the federal Restore Online Shoppers Confidence Act (ROSCA) and various state laws.

As a U.S.-based company with Canadian operations, we are subject to a variety of foreign laws governing our foreign operations, as well as Canadian and U.S. laws that restrict trade and certain practices.

Product Development

With relatively limited access to capital for most of the Company’s history, our product and engineering teams have worked in an environment based on efficiency and speed with a stringent focus on end-user value. With new access to capital upon consummation of the Business Combination and the ability to scale, it will be critical to maintain this culture as we look to bring new innovations to our users and creators.

Infrastructure

Guided by our overarching philosophy to technology, our business plan contemplates spending considerable resources and investment on the underlying infrastructure that supports our products, such as building out and networking multiple points of presence (PoPs) and optimizing at a scale of billions of minutes of video consumption on our platform every month to millions of users, which requires significant investments in IT equipment, servers, bandwidth and data centers and data hosting/storage. We have made initial investments in= 2022 and, as our business continues to grow and scale, we expect such investments to grow proportionately over time.

Intellectual Property

Our intellectual property includes trademarks, such as RUMBLE in the United States and Canada, pending international trademarks for RUMBLE, and a pending U.S. trademark application for LOCALS; the domain names rumble.com and locals.com; copyrights in our source code, website, apps and creative assets; and trade secrets. In addition, our platforms are powered by a proprietary technology platform. We rely on, and expect to continue to rely on, a combination of work for hire, assignment, and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, and trade secret laws to protect our brands, proprietary technology, and other intellectual property rights. We intend to continue to file additional applications with respect to our intellectual property rights.

Acquisitions

In October 2021, we bolstered our value proposition for content creators by acquiring Locals, a solution for (1) creators looking to monetize their content through subscription, and (2) for users to gain access to premium content from their favorite content creators. The acquisition was designed to accelerate our subscription revenue model and brought approximately 86,000 subscribers to our platform. Prior to our acquisition of Locals, we did not offer a consumer-facing subscription service.

Facilities

We are headquartered in Longboat Key, Florida, and maintain offices in both the United States and Canada. A number of our U.S. employees work remotely. All of our facilities are leased. We believe that our current facilities are adequate to meet our current needs. We intend to procure additional space in the future as we continue to add employees and expand geographically. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.

Terms of Service

Our content policies, which are available at rumble.com/s/terms, contain politically neutral terms that ensure a safe and respectful exchange of views on the Rumble platform. Among other things, they prohibit content that infringes on the rights of third parties, violates any law, is pornographic or obscene in nature, promotes or supports violence or unlawful acts (including content that promotes or supports Antifa, the KKK, white supremacist groups, and entities designated by the U.S. or Canadian government as terrorist organizations), or exploits minor children (including disclosing personally identifiable information about minor children).

In June 2022, we announced the first phase of an updated content moderation process and released a new set of proposed content policies and removal and appeals process, which are intended to formalize our current practices and procedures and ensure a consistent and transparent process. The proposed policies include (i) automated flagging for copyright infringement and pornographic material, (ii) a manual ad hoc review of other potentially contravening content and (iii) an appeals process by which a creator can appeal the removal of any of its content to a panel of Rumble Quality Control Community Members, consisting of Rumble creators with a proven track record of consistent and active content creation, who are in good standing within the Rumble community, and have a sufficient following on the platform, as determined by Rumble. We have published our proposed content policies and removal and appeals process on our website and are continuing to solicit feedback from our community of creators and other users. We have no obligation to implement any changes to these policies and processes. We initially planned to implement changes in 2022 and now expect to implement any changes by the end of 2023.

Our website address is included in this report for informational purposes only. Our website and the information contained therein or connected thereto are not deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

Available Information

All periodic and current reports and other filings that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are available free of charge from the SEC’s website (www.sec.gov). Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Rumble Inc., 444 Gulf of Mexico Dr, Longboat Key, Florida 34228.

We also post our Code of Ethics on our website. See Part III, Item 10 for more information regarding our Code of Ethics.

Item 1A. Risk Factors

Risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K and other public statements we make are described below. Investors in our securities should carefully consider these risk factors, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” together with all of the other information included in this Form 10-K and in our other filings with the SEC. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect our ability to realize the anticipated benefits of the Business Combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, cash flows, financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements, which are included in Part II of this Form 10-K.

Summary of Risk Factors

The following summarizes risks and uncertainties that could adversely affect our business, cash flows, financial condition and results of operations. You should read this summary together with the detailed description of each risk factor contained in this section. Such risks and uncertainties include, but are not limited to:

●	weakened global economic conditions, including the effects of heightened inflation, may affect our business and operating results;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	we may fail to maintain adequate operational and financial resources;

●	we may be unsuccessful in attracting new users to our mobile and connected TV offerings;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive a material portion of our revenue from advertising and its relationships with a small number of key advertising networks and advertisers, the loss of which could materially harm our results of operations;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	new technologies have been developed that are able to block certain online advertisements or impair our ability to serve advertising, which could harm our operating results;

●	if our users do not continue to contribute content or their contributions are not perceived as valuable to other users, we may experience a decline in user growth, retention, and engagement on Rumble, Locals or RAC, which could result in the loss of advertisers and revenue;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements often involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are typically based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	our management team has limited experience managing a public company;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230;

●	the incentives that we offer to certain content creators may lead to liability based on the actions of those creators;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S. and Canada, or industry practices may adversely affect our business;

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	our Chief Executive Officer (“CEO”) will have control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock;

●	our CEO may be incentivized to focus on the short-term share price as a result of his interest in shares placed in escrow and subject to forfeiture pursuant to the terms of the Business Combination Agreement;

●	we have incurred and will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations; and

●	substantial future sales of our Class A Common Stock by the selling holders named in our recent S-1 registration statement, including by holders subject to lock-up agreements after the expiration of those agreements, could cause the market price of our Class A Common Stock to decline.

Risks Relating to Our Business

Weakened global economic conditions, including the effects of heightened inflation, may affect our business and operating results.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or our industry may negatively affect us. The U.S. and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, reduced liquidity, reduced corporate profitability, weak economic growth, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy. Weak economic conditions or the perception thereof, or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in governmental fiscal, monetary and tax policies, among others, could adversely impact our business and operating results.

More recently, inflation rates in the U.S. have been higher than in previous years, which may result in reduced consumer confidence and discretionary spending, decreased demand by advertisers for our products and services, increases in our labor and other operating costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to increase our revenues at or above the rate at which our costs increase, which could negatively impact our operating margins and could have a material adverse effect on our business and operating results. In such an environment, in which we also face significant competition from larger and well-capitalized competitors, we may experience rising costs to secure the services of top content creators. We also may experience lower than expected advertising sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending.

Our limited operating history makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our businesses and prospects or forecast our future results. We are subject to the same risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and grow traffic, content uploads, and engagement;

●	changes made to social media and other platforms, or changes in the patterns of use of those channels by users;

●	our ability to attract and retain advertisers in a particular period;

●	the number of ads shown to our traffic;

●	the pricing of our advertising products;

●	the diversification and growth of revenue sources beyond current advertising products;

●	the development and introduction of new content, products, or services by us or our competitors;

●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

●	our reliance on key vendor relationships, including our relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services, and dependence on a small number of customer relationships;

●	legislation in Canada, the European Union, or other jurisdictions that forces us to change our content moderation policies and practices or make our platforms unavailable in those jurisdictions;

●	our ability to maintain gross margins and operating margins; and

●	system failures or breaches of security or privacy.

We may not continue to grow or maintain our active user base, may not be able to achieve or maintain profitability and may not be able to scale our systems, technology, or infrastructure effectively or grow our business at the same or similar rate as other comparable companies.

While our key performance metrics, including MAUs and minutes watched per month, have grown in recent periods, this growth rate may not be sustainable and should not be considered indicative of future levels of active viewers and future performance. In addition, Rumble may not realize sufficient revenue to achieve or, if achieved, maintain profitability. As we grow our business, our revenue growth rates may slow or reverse in future periods due to several reasons, which may include slowing demand for our service, increasing competition, a decrease in the growth of our overall market, an inability to scale our systems, technology or infrastructure effectively, and the failure to capitalize on growth opportunities or the maturation of our business. We may incur losses in the future for several reasons, including insufficient growth in the level of engagement, a failure to retain its existing level of engagement, increasing competition, the failure to continue to attract content creators with large followings, the payment of fixed payment obligations to content creators who join our platform that turn out to be unprofitable over the term of the applicable contract as a result of actual performance that does not meet our original modeled financial projections for that creator, as well as other risks described in these “Risk Factors,” and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased or sufficient revenue or growth, including relative to other comparable companies, as a result of which we may not be able to achieve or maintain profitability.

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

Users are increasingly using mobile devices and connected TV apps to access content within digital media and adjacent businesses, and if we are unsuccessful in attracting new users to our mobile and connected TV offerings and expanding the capabilities of our content and other offerings with respect to our mobile and connected TV platforms, our business could be adversely affected.

Our future success depends in part on the continued growth in the use of our mobile apps and platforms by our users. The use of mobile technology may not continue to grow at historical rates, users may not continue to use mobile technology to access digital media and adjacent businesses, and monetization rates for content on mobile devices and connected TV apps may be lower than monetization rates on traditional desktop platforms. Further, mobile devices may not be accepted as a viable long-term platform for several reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile platforms may not continue to grow if we do not continue to innovate and introduce enhanced products on such platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS, Android, Windows or the devices they support. If use of our mobile platforms does not continue to grow, our business and operating results could be harmed.

Our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control.

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

A significant portion of our traffic accesses our content and services through mobile devices and, as a result, our ability to grow traffic, engagement and advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. A key element of our strategy is focusing on mobile apps and connected TV apps, and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile and connected TV products, services and apps. We are dependent on the interoperability of our content and our apps with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. We also depend on the availability of the Rumble app on mobile app stores, such as Apple’s App Store and the Google Play Store, and if our access to such stores is limited or terminated, regardless of the legitimacy of the stated reasons, our ability to reach users through our mobile app will be negatively impacted. We may not be successful in maintaining or developing relationships with key participants in the mobile and connected TV industries or in developing content that operates effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset and connected TV manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute and monetize our content, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and apps on mobile devices and connected TVs, limit the effectiveness of advertisements, give preferential treatment to competitive, or their own, content or apps, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or apps could adversely affect the consumption and monetization of our content on mobile devices. Additionally, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In the event that it is more difficult to access our content or use our apps and services, particularly on mobile devices and connected TVs, or if our users choose not to access our content or use our apps on their mobile devices and connected TVs or choose to use mobile products or connected TVs that do not offer access to our content or our apps, or if the preferences of our traffic require us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, ad targeting and monetization could be harmed and our business and operating results could be adversely affected.

Our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers.

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

We face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed.

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

We derive a material portion of our revenue from advertisers and their relationships with a small number of key advertising networks and other advertisers, the loss of which could materially harm our results of operations.

A material portion of our revenue is generated from a small number of advertisers. External advertising networks and other advertising partners, including publishers that are a part of our advertising network and key sponsors of host-read advertisements, may not continue to do business with us, or they may reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with Rumble will generate a competitive return relative to alternatives. If our relationship with any third-party advertiser terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to secure and integrate new advertising partners or expand the use of our own advertising platform, which could negatively impact its revenues and profitability.

We depend on third-party vendors, including internet service providers and data centers, to provide core services.

Although we are building our own technical infrastructure, we depend on third-party vendors, including internet service providers and data centers to, among other things, provide customer support, develop software, host videos uploaded by our users, transcode videos (compressing a video file and converting it into a standard format optimized for streaming), stream videos to viewers, and process payments. These vendors provide certain critical services to our technical infrastructure that are time-consuming and costly for us to develop independently. Outages in those services would materially affect our video services and our ability to provide cloud services. Outages may expose us to having to offer credits to subscribers, loss of subscribers, and reputational damage. We are unlikely to be able to fully offset these losses with any credits we might receive from our vendors.

Technologies that enable blocking of certain online advertisements or impair our ability to serve advertising, which could harm our operating results.

Newly developed technologies could block or obscure the display of or targeting of our content. For example, in June 2020, Apple announced plans to require applications using its mobile operating systems to obtain an end-user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions that could adversely affect our ability to serve advertising, which could harm our operating results. Additionally, some providers of consumer mobile devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective and have a significant impact on our ability to monetize our user base.

Our future business activities in the cloud services space may revolve around a small number of key third-party service providers and a small number of customer relationships, the disruption of which could harm our operating results.

In order to build our cloud services offerings, we have entered into agreements with certain third-party service providers. The success of our future business activities in the cloud services space may depend upon such existing third-party providers, some of whom may compete with us in other lines of business. If our existing third-party service agreements terminate for any reason, or if the commercial terms of such agreements are changed or do not continue to be renewed on favorable terms, we would need to enter into new third-party service agreements, which could negatively impact our revenues, ability to attract future cloud services customers, public reputation, and profitability.

In addition, our initial cloud service offerings revolve around a small number of customer relationships, including our relationship with the Trump Media & Technology Group. If we fail to deliver our product to the desired specifications of these initial customers, or if these initial customers terminate their cloud services agreements for any reason, future customers may doubt our ability to offer cloud services, which would negatively impact our revenues, public reputation, and profitability.

The loss of key personnel, or failure to attract and retain other highly qualified personnel in the future, could harm our business.

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

If our users do not continue to contribute content or their contributions are not perceived as valuable to other users, we may experience a decline in user growth, retention, and engagement on Rumble, Locals or RAC, which could result in the loss of advertisers and revenue.

Our success depends on our ability to provide Rumble users with engaging content, which in part depends on the content contributed by our users. If users, including influential users, do not continue to contribute engaging content to Rumble, our user growth, retention, and engagement may decline. That, in turn, may impair our ability to maintain good relationships with our advertisers or to attract new advertisers, which may seriously harm our business and operating results.

The loss of a material portion of our existing content creators, or our failure to recruit new providers, may materially harm our business and results of operations.

We rely on our existing content creators, and on the recruiting of new content creators. The loss of a material portion of our existing content creators could result in material harm to our business and results of operations. In the recent past, our ability to recruit and maintain content creators may have been in part due to trends in American politics, where certain commentators have sought a neutral internet platform. A change in such trends, including possible changes to competing platforms’ moderation policies that make those platforms more hospitable to a diverse range of viewpoints, could result in the loss of existing content creators or a failure to recruit new providers, which may materially harm our business and results of operations. Additionally, as we expand into international markets, we may fail to recruit new content creators in those markets, limiting our appeal to international audiences.

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

Our user base and user engagement growth are directly driven by the content available on our platform. We recently on-boarded several top content creators onto our platform which has enabled our significant consumption growth. Our goal is to attract even more top creators to our platform, further accelerating our platform’s growth, and we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform. These incentives have included and may continue to include equity grants or cash payments, including arrangements under which we may agree to pay fixed compensation to a content creator (in certain cases, for multiple years) irrespective of whether the actual revenue or user growth generated by the applicable content creator on our platform meets our original modeled financial projections for that creator. To the extent our revenue and/or user growth assumptions associated with any such creator does not meet our expectations, our financial performance, results of operations and liquidity may be negative impacted, since the failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

Our recent and rapid growth may not be indicative of future performance.

The growth we experienced between late 2020 and 2022 may be partly or largely attributable to increased demand for online video due to social distancing undertaken in response to the COVID-19 pandemic and interest in news and politics during the U.S. election cycles in 2020 and 2022. If, when the COVID-19 pandemic ends or if there is less interest in news and politics during future election cycles, then the growth rates that we achieved between late 2020 and early 2022 may not be indicative of growth rates in future periods.

We have made, and may in the future make, acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.

In order to expand our business, we have made acquisitions and may continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Our past acquisitions and any mergers and acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:

●	difficulties in integrating and managing the operations, personnel, systems, technologies, and products of the companies we acquire;

●	diversion of our management’s attention from normal daily operations of our business;

●	our inability to maintain the key business relationships and the reputations of the acquired businesses;

●	uncertainty of entry into markets in which we have limited or no prior experience;

●	costs related to acquired operations and continuing support and development of acquired products;

●	businesses that we acquire may have greater-than-expected liabilities for which we become responsible;

●	potential impairment of goodwill and intangible assets related to the acquired businesses;

●	adverse tax consequences associated with acquisitions;

●	changes accounting for our acquisitions under U.S. generally accepted accounting principles (“U.S. GAAP”), including arrangements that we assume from an acquisition;

●	potential negative perceptions of our acquisitions by customers, financial markets or investors;

●	failure to obtain required approvals from governmental authorities under antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected goals of an acquisition;

●	potential loss of key employees of the companies we acquire;

●	potential security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings;

●	difficulties in applying security standards for acquired technology consistent with our other services;

●	ineffective or inadequate controls, procedures and policies at the acquired company;

●	inadequate protection of acquired intellectual property rights; and

●	potential failure to achieve the expected benefits on a timely basis or at all.

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

We are subject to cybersecurity risks and interruptions or failures in our information technology systems. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

We rely on sophisticated information technology systems and infrastructure to support our business. At the same time, cyber incidents, including deliberate attacks, are prevalent and have increased, including due to the possibility that the ongoing military conflict in Ukraine could result in increased cyber-attacks or cybersecurity incidents by state actors or others. Our technologies, systems and networks and those of our vendors, suppliers and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance or vulnerabilities in widely used open source software, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. Like most major social media platforms, Rumble is routinely targeted by cyberattacks that can result in interruptions to our services. We have observed an increase in such attacks as our reach expands and we expects these attacks to continue in the future. As the sophistication of cyber incidents continues to evolve, we are and will likely continue to be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenues and profitability, and lead to claims related to the disruption of our services from users of the Rumble platform, advertisers, and customers of our cloud services.

Spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators.

Like other major social media platforms, spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators, including reporting of MAUs by our third-party analytics provider. We also use paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We continually seek to improve our ability to estimate the total number of spam-generated users and eliminate them from the calculation of our MAUs; however, we will not succeed in identifying and removing all spam.

Our management team has limited experience managing a public company, which exposes us to additional risks, including the risk that we cannot enhance, maintain, and adhere to our internal controls and procedures.

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

Additionally, as a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still in the process of generating a mature system of internal controls and integration across business systems. Inability to establish or maintain appropriate internal financial reporting controls and procedures may result in material misstatements in our consolidated financial statements and failure to meet our reporting obligations on a timely basis, causing harm to our operating results.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our securities.

Risks Related to the Legal and Regulatory Environment in Which We Operate

We collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face legal claims from users and subscribers.

We collect, store, and process large amounts of video content (including videos that are not intended for public consumption) and personal information of its users and subscribers. We also share such information, where appropriate, with third parties that help us operate our business. Despite our efforts, we may fail to properly secure our systems and our user and subscriber data. This could be caused by technical issues (bugs), obsolete technology, human error or internal or external malfeasance, undiscovered vulnerabilities, and could lead to unauthorized disclosure of data, unauthorized changes or data losses. For example, we routinely receive reports from security researchers regarding potential vulnerabilities in our applications. We also rely on open-source software for various functions, which may contain undiscovered security flaws and create additional technical vulnerabilities. In addition, despite our ongoing and additional investments in cybersecurity, such improvements and review may not identify abuses of our platforms and misuse of user data. The existence of such vulnerabilities, if undetected or detected but not remediated, could result in unauthorized access to our systems or the data of our users.

A data breach could expose Rumble to regulatory actions and litigation. Depending on the circumstances, Rumble may be required to disclose a suspected breach to regulators, affected individuals, and the public. This could lead to regulatory actions, including the possibility of fines, class action or traditional litigation by affected individuals, reputational harm, costly investigation and remedial efforts, the triggering of indemnification obligations under data-protection agreements with subscribers, vendors, and partners, higher premiums for cybersecurity insurance and other insurance policies, and the inability to obtain cybersecurity insurance or other forms of insurance. We do not presently have cybersecurity insurance to compensate for any losses that may result from any breach of security, and given industry trends generally, we expect that any such cybersecurity insurance coverage will be difficult to obtain in the future. As a result, our results of operations or financial condition may be materially adversely affected if we are unable to secure cybersecurity coverage.

We may fail to comply with applicable privacy laws.

We are subject to data privacy and security laws and regulations that apply to the collection, transmission, storage, use, processing, destruction, retention and security of personal information, including additional laws or regulations relating to health information. Our current privacy policies and practices, which are publicly available at rumble.com/s/privacy, are designed to comply with privacy and data protection laws in the United States and Canada. These policies and practices inform users how Rumble handles their personal information and, as permitted by law, allow users to change or delete the personal information in their user accounts. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and these laws may at times be conflicting. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state, provincial and international laws regarding privacy and security of personal information could expose us to penalties under such laws, orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action (including fines and criminal prosecution of employees), litigation, significant costs for remediation, and damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we have not violated these laws, government investigations and private lawsuits into these issues typically require the expenditure of significant resources and generate negative publicity, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, if we are unable to properly protect the privacy and security of personal information, including protected health information, we could be found to have breached our contracts with certain third parties.

There are numerous U.S. and Canadian federal, state, and provincial laws and regulations related to the privacy and security of personal information. Determining whether protected information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Failing to take appropriate steps to keep consumers’ personal information secure can also constitute unfair acts or practices in or affecting commerce and be construed as a violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”), 15 U.S.C. § 45(a). The Federal Trade Commission (“the FTC”) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, transmission, storage, use, processing, destruction, retention and security of personal information. For example, in the European Union, the collection, transmission, storage, use, processing, destruction, retention and security of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”) in addition to other applicable laws and regulations. The GDPR, together with national legislation, regulations and guidelines of the European Union Member States governing the collection, transmission, storage, use, processing, destruction, retention and security of personal data, impose strict obligations with respect to, and restrictions on, the collection, use, retention, protection, disclosure, transfer and processing of personal data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union that are not deemed to have protections for personal information, including the United States. The GDPR authorizes fines for certain violations of up to 4% of the total global annual turnover of the preceding financial year or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by data subjects. Separately, Brexit has led and could also lead to legislative and regulatory changes and may increase our compliance costs and expose us to two parallel regulatory regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with noncompliance. We cannot guarantee that we are, or will be, in compliance with all applicable U.S., Canadian, or other international regulations as they are enforced now or as they evolve.

We operate across many domestic and international markets which may subject us to cybersecurity, privacy, data security, data protection, and online content laws with uncertain interpretations.

International laws and regulations relating to cybersecurity, privacy, data security, data protection, and online content often are more restrictive than those in the United States. There is no harmonized approach to these laws and regulations globally. Consequently, as we expand internationally from Canada and the United States, we increase our risk of non-compliance with applicable foreign data protection and online content laws, including laws that expose us to civil or criminal penalties in certain jurisdictions for our content moderation decisions. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state, provincial, and foreign legislative and regulatory bodies, or self-regulatory organizations may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding cybersecurity, privacy, data security, data protection and online content. Aspects of such laws can be unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, such laws may have potentially conflicting requirements that would make compliance challenging.

Inadequate technical and legal intellectual property protections could prevent us from defending or securing our proprietary technology and intellectual property.

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

We may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations.

We expect to be subject to legal claims that we have infringed the intellectual property rights of others. To date, we have not fully evaluated the extent to which other parties may bring claims that our technology, including our use of open source software, infringes on the intellectual property rights of others. The availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new intellectual property, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We may face liability for hosting content that allegedly infringes on third-party copyright laws.

If content providers do not have sufficient rights to the video content or other material that they upload or make available to Rumble, or if such video content or other material infringes or is alleged to infringe the intellectual property rights of third parties, we could be subject to claims from those third parties, which could adversely affect our business, results of operations and financial condition. Although our content policies prohibit users from submitting infringing content to Rumble, and require users to indemnify Rumble for claims related to the violations of the rights of third parties arising from the submission of content to Rumble (including with respect to infringements of intellectual property rights), we do not verify that content providers own or have rights to all of the video content or other material that they upload or make available. As a result, we may face potential liability for copyright or other intellectual property infringement, or other claims. Litigation to defend these claims could be costly and have an adverse effect on our business, results of operations and financial condition. We can provide no assurance that it is adequately insured to cover claims related to user content or that its indemnification provisions will be adequate to mitigate all liability that may be imposed on us as a result of claims related to user content.

We may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230.

In the United States, Section 230 generally limits our liability for hosting tortious and otherwise illegal content. The immunities conferred by Section 230 could be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, Congress amended Section 230 to remove immunities for content that promotes or facilitates sex trafficking and prostitution. In 2020, various members of Congress introduced bills to further limit Section 230, and a petition was filed by a Department of Commerce entity with the Federal Communications Commission to commence a rulemaking to further limit Section 230. Additionally, current litigation before the U.S. Supreme Court may limit or alter the protections offered by Section 230.

Laws like Section 230 generally do not exist outside of the United States, and some countries have enacted laws that require online content providers to remove certain pieces of content within short time frames. If we fail to comply with such laws, we could be subject to prosecution or regulatory proceedings. In addition, some countries may decide to ban our service based upon a single piece of content.

We may also face liability when we remove content and accounts that we believe are violating our terms of service. While Rumble believes that Section 230 allows us to restrict or remove certain categories of content, our protections may not always end a lawsuit at an early stage, potentially resulting in costly and time-consuming litigation.

The incentives that we offer to certain content creators may lead to liability based on the actions of those creators.

Our goal is to attract even more top creators to our platform, further accelerating our platform’s growth, and we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, even while the content creators maintain sole editorial control over the content they produce. These incentives have included and may continue to include equity grants or cash payments, including arrangements under which we may agree to pay fixed compensation to a content creator (in certain cases, for multiple years) irrespective of whether the actual revenue or user growth generated by the applicable content creator on our platform meets our original modeled financial projections for that creator.

While we believe that the incentives we offer to certain content creators do not alter our liability protections under Section 230, it is possible that future judicial interpretations of the statute will lead to liability for tortious or unlawful materials uploaded to Rumble by those content creators.

In addition, as part of the incentives we offer to certain content creators, Rumble has the right to sell host-read advertisements. As part of these advertisements, the content creator offers a paid endorsement of various products or services. Although we follow FTC guidelines regarding endorsements and require our creators to do the same, we could face liability if creators fail to follow those guidelines or otherwise engage in misleading or deceptive advertising.

User-generated content could affect the quality of our services and deter current or potential users from using our platforms, and we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law.

Individuals and groups may upload controversial content to our platform. Removing or failing to remove such content may result in negative publicity, which could harm our efforts to attract and retain users and subscribers. We have also faced criticism from users and subscribers for removing content and terminating accounts in compliance with the DMCA. Further, we must continually manage and monitor our content and detect content that violates our terms of service. This content moderation service is provided by Cosmic, a key vendor, and we would experience a significant disruption if Cosmic were no longer able or willing to offer us that service. If a significant amount of content that violates its terms of service were not detected and removed by us in a timely manner, or if a significant amount of information was perceived by users or the media to violate our terms of service, whether or not such perceptions were accurate, our brand, business and reputation could be harmed. This risk increases as the volume of content uploaded by users to Rumble continues to grow. In June 2022, we announced the first phase of an updated content moderation process and released a new set of proposed content policies and removal and appeals process. While we do not currently have a formalized removal and appeals process, the proposed policies are intended to reflect our current practices and procedures and ensure a consistent and transparent process. Because the proposed policies are intended to formalize our informal practices to date, we do not anticipate that these changes (which were initially expected to be implemented by the end of 2022 and are now expected to be implemented by the end of 2023) will have a material impact on our operations, although we may need to hire personnel and incur additional costs to fully implement the final policies and procedures once adopted and there can be no assurance that the implementation of such policies and procedures will be effective or will be viewed favorably by our content creators and other users. In the event our content creators and other users do not agree with such policies and procedures or their implementation, such creators and other users could decrease their usage of Rumble (or cease using Rumble entirely), which could have a material adverse effect on our business or our results of operations. Additionally, there is a risk that users will upload content that predominantly represents certain political viewpoints, leading to public perceptions that Rumble endorses those viewpoints, regardless of whether or not such perceptions are accurate. There can be no guarantee that current or future negative publicity, complaints, allegations, political controversies, investigations or legal proceedings with respect to our content, even if baseless, will not generate adverse publicity that could damage our reputation. Any damage to our reputation could harm our ability to attract and retain users and subscribers.

Changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.

We are subject to taxes in multiple jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules, including transfer pricing. There may also be tax costs associated with distributions between our subsidiaries. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.

We regularly assess the likelihood of adverse outcomes resulting from examinations by the Internal Revenue Service and other domestic and foreign tax authorities to determine the adequacy of our income tax and other tax reserves. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results, and cash flows. In addition, due to the global nature of the internet, various states or foreign countries may attempt to impose additional or new regulation on our business or levy additional or new taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

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

Compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S. and Canada, or industry practices may adversely affect our business.

New laws could restrict our ability to conduct marketing by, for example, restricting the emailing or targeting users or use certain technologies like artificial intelligence. Similarly, private-market participants may deploy technologies or require certain practices that limit our ability to obtain or use certain information about our users and subscribers. For example, Google has indicated that it will ultimately phase out the use of cookies to track users of its search services in future versions of its Chrome web browser, and Apple has updated its iOS mobile operating system to require app developers to obtain opt-in consent before tracking users of its various services. If these types of changes are implemented, our ability to determine how our users and subscribers use our video services and ability to use targeted advertising in a cost-effective manner may be limited. New laws in Canada, including the bill C-11 under consideration in the Canadian Parliament, and laws under consideration in the European Union, and other jurisdictions may also require us to change our content moderation practices, or privacy policies in ways that harm our business or create the risk of fines or other penalties for non-compliance.

We are involved in litigation that is unpredictable and may have an adverse impact on our financial condition, results of operations and cash flows.

We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as copyright infringement and tort claims arising from user-uploaded content, patent infringement claims, breach of contract claims, putative class actions based upon consumer protection or privacy laws and other matters. We cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, or whether any such matter will have a material adverse effect on our consolidated financial position, liquidity, or results of operations. We refer to the disclosure in “Item 3. Legal Proceedings” for a description of recent and ongoing litigation, which disclosure is incorporated herein by reference.

Risks Related to Ownership of Our Securities

We are an “emerging growth company” within the meaning of the Securities Act of 1933 (the “Securities Act”) and it has taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make Rumble’s securities less attractive to investors and may make it more difficult to compare Rumble’s performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”) and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Further, the JOBS Act exempts emerging growth companies from the requirement to comply with new or revised financial accounting standards until private companies are required to comply with the same standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies. We have elected not to opt out of such extended transition period, which may make comparison of our financial statements with another public company difficult or impossible because of the potential differences in accounting standards.

As a result of our emerging growth company status and our reliance on certain reporting exemptions, our stockholders may not have access to certain information they may deem important, and investors may find our securities less attractive. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

Our Charter authorizes our Board of Directors (the “Board”) to issue preferred stock, which may delay, defer or prevent a tender offer or a takeover attempt.

The provision of our Amended and Restated Certificate of Incorporation (the “Charter”) that authorizes our Board to issue preferred stock from time to time based on terms approved by the Board may delay, defer or prevent a tender offer or takeover attempt that stockholders might consider to be in their best interest.

Our Charter contains forum limitations for certain disputes between us and our stockholders that could limit the ability of stockholders to bring claims against us or our directors, officers and employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery (the “Court of Chancery”) is the sole and exclusive forum for (i) any derivative lawsuit brought on our behalf, (ii) any lawsuit against our current or former directors, officers, employees or stockholders asserting a breach of a fiduciary duty owed by any such person to us or our stockholders, (iii) any lawsuit asserting a claim arising under any provision of the Delaware General Corporation Law, our Charter or bylaws (each, as in effect from time to time), or (iv) any lawsuit governed by the internal affairs doctrine of the State of Delaware. These provisions do not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Our Charter also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Although we believe these exclusive forum provisions benefit our company by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds either exclusive forum provision contained in our Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our CEO has control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock.

As the beneficial owner of all of the Class D Common Stock, par value $0.0001 per share, of Rumble (the “Class D Common Stock”), Chris Pavlovski, the CEO of Rumble, will initially be able to exercise voting rights with respect to 85% of the voting power of Rumble’s outstanding capital stock. For so long as Mr. Pavlovski continues to beneficially own at least approximately 8.47 million of the issued and outstanding shares of Class D Common Stock (assuming, for this purpose, that the number of outstanding shares of all classes of capital stock of Rumble continues to equal the same number of shares outstanding as of the closing of the Business Combination), Mr. Pavlovski will continue to control the outcome of matters submitted to stockholders of Rumble for approval. Such number represents approximately 8.0% of the shares of Class D Common Stock that Mr. Pavlovski owns. This concentrated control will limit or preclude our public stockholders’ ability to influence corporate matters for the foreseeable future. Further, the Charter will not include a sunset provision for the high vote feature of the Class D Common Stock, meaning this feature will persist indefinitely (unless amended or until all of the shares of Class D Common Stock have been redeemed by Rumble in connection with future transfers (other than “permitted transfers”) of shares of Class A Common Stock or ExchangeCo Shares by Mr. Pavlovski). As a result, Mr. Pavlovski may control or effectively control the voting of Rumble, even if he holds only a small economic interest. Consequently, in the event Mr. Pavlovski liquidates a significant portion of his economic interest in Rumble, Mr. Pavlovski may no longer be incentivized (or incentivized to the same extent) to exercise his voting control, including in connection with the types of decisions further described below, in a manner that will maximize the economic value of Rumble.

Because of the voting ratio between the Class D Common Stock on the one hand, and the Class A Common Stock and Class C Common Stock, par value $0.0001 per share of Rumble (the “Class C Common Stock”), on the other hand, Mr. Pavlovski has the ability to control the outcome of matters submitted to Rumble’s stockholders for approval, including the election of directors, amendments to Rumble’s organizational documents, and any merger, consolidation, or sale of all or substantially all of Rumble’s assets. The Charter provides that Rumble may not issue any shares of Class D Common Stock, so all of the Class D Common Stock are held by Mr. Pavlovski and/or his transferees. In this regard, no shares of Class D Common Stock may be transferred by Mr. Pavlovski unless the transfer is made to a qualified transferee as described in the Charter (a “Qualified Class D Transferee”). As a result, only Mr. Pavlovski has the right to vote and control the Class D Common Stock, meaning that Mr. Pavlovski is not entitled to transfer voting control of the Company to another person or entity not controlled by Mr. Pavlovski through the transfer of Class D Common Stock.

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

On October 19, 2022, we filed a registration statement on Form S-1 (as amended, the “Registration Statement”) with the SEC to register the issuance by us of shares of Class A Common Stock underlying warrants, each exercisable for one share of Class A Common Stock (“Warrants”) as well as the resale from time to time by the selling holders named therein (the “Selling Holders”) of shares of Class A Common Stock and Warrants, as further described in the Registration Statement. The securities registered pursuant to the Registration Statement represent approximately 90.9% of our total shares of Class A Common Stock outstanding on a fully diluted basis (inclusive of all shares of Class A Common Stock issuable upon exchange of ExchangeCo Shares, and which also includes shares of Class A Common Stock and ExchangeCo Shares placed in escrow pursuant to the terms of the Business Combination Agreement). Certain Selling Holders, including Rumble Chairman and CEO Chris Pavlovski and other Company insiders, are subject to contractual lock-up restrictions that prohibit them from selling stock at this time. The shares of Class A Common Stock held by another of the Selling Holders, CFAC Holdings VI, LLC (the “Sponsor”) (other than the 1,500,000 shares of Class A Common Stock constituting the Forward Purchase Shares and the 1,159,000 shares of Class A Common Stock that were acquired by the Sponsor in the PIPE investment), are also subject to contractual lock-up restrictions. These lock-up restrictions will continue to apply until the earlier of: (i) the one (1) year anniversary of the closing date of the Business Combination, which is September 16, 2023, (ii) the date on which the last reported sale price of Rumble’s Class A Common Stock exceeds $15.00 per share (adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the closing of the Business Combination, and (iii) the date on which Rumble consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the closing of the Business Combination which results in all of Rumble’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the foregoing restrictions, collectively, the “12-Month Lock-Up”). An aggregate of 306,516,552 shares of Class A Common Stock held by the former Legacy Rumble shareholders who are Selling Holders under the Registration Statement (on an as-converted basis, i.e., inclusive of all shares of Class A Common Stock issuable upon exchange of ExchangeCo Shares, and which also includes shares of Class A Common Stock and ExchangeCo Shares placed in escrow pursuant to the terms of the Business Combination Agreement) are subject to the 12-Month Lock-Up. An aggregate of 9,105,000 shares of Class A Common Stock held by the Sponsor (which assumes that all of the Warrants owned by the Sponsor are exercised for shares of Class A Common Stock) are subject to the 12-Month Lock-Up.

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

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general, and the market for technology companies, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many broad market and industry factors. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, the market price for our common stock may be subject to price movements that may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We have and will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face significant increases in insurance, legal, compliance, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, the SEC and the securities exchanges, impose additional reporting and other obligations on public companies.

Compliance with public company requirements has and will increase costs and make certain activities more time-consuming. Several of those requirements require us to carry out activities that we have not done previously. In addition, we incurred and will continue to incur additional expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified, we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Furthermore, if we are unable to satisfy our obligations as a public company, our securities could be subject to delisting, and we could face fines, sanctions and other regulatory actions and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our shares from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, Rumble and its stockholders could face significant material adverse consequences including a limited availability of market quotations for our securities, reduced liquidity for our securities, a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading the Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market, a limited amount of news and analyst coverage, and a decreased ability to issue additional securities or obtain additional financing in the future.

If securities or industry analysts cease publishing research or reports about Rumble, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about Rumble, our business, market or competitors. If any of the analysts who may cover Rumble change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. If any analyst who may cover Rumble were to cease coverage of Rumble or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company”.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal controls over financial reporting, and generally requires in the same report a report by a public company’s independent registered public accounting firm on the effectiveness of its internal controls over financial reporting. We will be required to provide management’s attestation on internal controls beginning with respect to the year ended December 31, 2023, in accordance with applicable SEC guidance, as further explained in Item 9A of Part I of this Annual Report on Form 10-K.

However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until it is no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following February 23, 2026, the fifth anniversary of CF VI’s initial public offering, (b) in which our annual gross revenue exceeds $1.07 billion, (c) in which our non-convertible debt issued within a three year period exceeds $1 billion, or (d) if the market value of our shares that are held by non-affiliates exceeds $700 million on the last day of its second fiscal quarter.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of its Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Longboat Key, Florida, and maintain offices in both the United States and Canada. A number of our U.S. employees work remotely. All of our facilities are leased. We believe that our current facilities are adequate to meet our current needs. We intend to procure additional space in the future as we continue to add employees and expand geographically. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings

We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as copyright infringement and tort claims arising from user-uploaded content, patent infringement claims, breach of contract claims, government demands, putative class actions based upon consumer protection or privacy laws and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage.

On January 27, 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. On June 3, 2022, we served our statement of defence, and KII filed a reply pleading on June 15, 2022. The case remains in discovery. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of Rumble or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the shares of Rumble in the Business Combination), together with other damages including punitive damages and costs. The case remains in discovery. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of such claim is uncertain, and could result in, among other things, damages, and/or awards of attorneys’ fees or expenses.

In January 2021, we filed an antitrust lawsuit against Google in the United States District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. The case is currently in discovery, with trial scheduled for November 4, 2024.

In August 2022, we received notification of a patent infringement lawsuit in the United States District Court for the Middle District of Florida by Interactive Content Engines LLC (“ICE”), a non-practicing entity. On October 5, 2022, we filed our answer to ICE’s complaint and counterclaims asserting non-infringement and invalidity of the asserted patents. The court has scheduled a claim construction hearing for May 31, 2023. Although we believe that the allegations of infringement are meritless and intend to vigorously defend against them, the result or impact of such lawsuit is uncertain, and could result in, among other things, damages and/or awards of attorneys’ fees or expenses.

In October 2022, we received notification of a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida. On March 13, 2023, the court denied our motion to dismiss the lawsuit. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of the lawsuit is uncertain, and could result in, among other things, damages and/or awards of attorneys’ fees or expenses.

Along with co-plaintiff Eugene Volokh, on December 1, 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. On February 14, 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law; on March 13, 2023, the New York Attorney General filed a notice of her intent to appeal that decision to the U.S. Court of Appeals for the Second Circuit.

On February 17, 2023, we filed a petition in the Court of Chancery under 8 Del. C. §205, or Section 205 of the Delaware General Corporation Law (the “Petition”) to resolve potential uncertainty with respect to our authorized share capital that was introduced by a recent holding in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022). The Court of Chancery granted our petition on March 6, 2023, and entered an order that same day under 8 Del. C. §205 (1) declaring our current certificate of incorporation (the “Current Certificate of Incorporation”), including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on September 15, 2022, and all amendments effected thereby and (2) ordering that our securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Current Certificate of Incorporation are validated and declared effective, each as of the original issuance dates. We have received a litigation demand concerning the subject matter of the Petition, which we now believe to be moot by virtue of the granting of the Petition.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Warrants are listed on The Nasdaq Global Market under the symbols “RUM” and “RUMBW”, respectively.

Holders of Record

As of March 28, 2023, there were (i) 62 shareholders of record of our Class A Common Stock, (ii) 10 shareholders of record of our Class C Common Stock, (iii) one shareholder of record of our Class D Common Stock and (iv) 5 holders of record of our warrants to purchase our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

Dividend Policy

We do not anticipate declaring or paying any cash dividends on our Class A Common Stock in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that our board of directors will declare dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

In connection with the closing of the Business Combination, on September 16, 2022, pursuant to the Forward Purchase Contract entered into on February 18, 2021 between the Sponsor and CF VI (the “Forward Purchase Contract”), the Company consummated the sale and issuance of 1,875,000 shares of Class A Common Stock and 375,000 Warrants, for an aggregate purchase price of $15.0 million. The sale and issuance of securities under the Forward Purchase Contract was made to the Sponsor, in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. The foregoing summary is qualified in its entirety by reference to the text of the form of Forward Purchase Contract, a copy of which is filed as an exhibit to this Form 10-K.

PIPE Investment

Upon the closing of the Business Combination, the Company consummated the PIPE investment and issued 8,300,000 shares of Class A Common Stock for aggregate proceeds of $83,000,000. The sales and issuances of securities in the PIPE investment were made to accredited investors in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. The foregoing summary is qualified in its entirety by reference to the text of the form of subscription agreement in connection with the PIPE investment, a copy of which is filed as an exhibit to this Form 10-K.

Business Combination Consideration

Upon the closing of the Business Combination, the Company issued 63,123,432 shares of Class A Common Stock (inclusive of 20,800,870 shares of Class A Common Stock placed in escrow pursuant to the terms of the Business Combination Agreement), 168,762,214 shares of Class C Common Stock (inclusive of 55,611,713 shares of Class C Common Stock placed in escrow pursuant to the terms of the Business Combination Agreement) and 105,782,403 shares of Class D Common Stock to the stockholders of Rumble in connection with the closing of the Business Combination. The issuances of the Class C Common Stock and Class D Common Stock were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

For an aggregate purchase price of $1.0 million, upon the closing of the Business Combination and pursuant to that certain Key Individual Subscription Agreement by and between CF VI and Mr. Pavlovski, CF VI issued and sold to Mr. Pavlovski a number of shares of Class D Common Stock, a new class of non-economic shares of common stock of CF VI carrying the right to 11.2663 votes per share, which were created and issued in connection with the closing of the Business Combination, and which shares provide Mr. Pavlovski with a number of votes, together with any shares of Class A Common Stock and Class C Common Stock held by him as of closing of the Business Combination, such that he has approximately 85% of the voting rights of the Company.

Concurrently with the execution of the Business Combination Agreement, CF VI entered into a Share Repurchase Agreement with Mr. Pavlovski, pursuant to which, upon the closing of the Business Combination, CF VI repurchased 1.1 million ExchangeCo Shares from Mr. Pavlovski and redeemed a corresponding number of shares of Class C Common Stock, for a total purchase price of $11.0 million or $10.00 per ExchangeCo Share. Of the $11.0 million of proceeds, Mr. Pavlovski reinvested $1.0 million to pay the purchase price for the shares of Class D Common Stock purchased by Mr. Pavlovski pursuant to the Key Individual Subscription Agreement. The closing of the share repurchase occurred immediately following the closing of the Business Combination.

In addition, on September 16, 2022, the Company granted Mr. Pavlovski restricted stock units covering 1.1 million shares of the Company’s Class A Common Stock (the “RSUs”) pursuant to the Company’s 2022 Stock Incentive Plan. The RSUs were granted in lieu of the 1.1 million restricted shares of the Company’s Class A Common Stock that Mr. Pavlovski was entitled to be granted pursuant to his employment agreement. The issuance of the RSUs to Mr. Pavlovski was made in reliance on Section 4(a)(2) of the Securities Act .

Stock Performance Graph

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The SEC requires the Company to include a line graph presentation comparing cumulative five-year common stock returns, or in the case of Rumble, the date of the consummation of the Business Combination, with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (“S&P”) 500 Index as the broad-based index. The S&P 500 Index was chosen as the Company does not believe any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on September 16, 2022, the date of the consummation of the Business Combination, and that all dividends are reinvested. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and Rumble Inc.’s (“Rumble” or the “Company”) consolidated financial statements as of and for the years ended December 31, 2022 and 2021 (“consolidated financial statements”) and other information included elsewhere in this Annual Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Rumble” and “the Company” refer to the business and operations of Rumble Canada Inc. and its consolidated subsidiaries prior to the Business Combination (as defined below) and to Rumble Inc. and its consolidated subsidiaries following the consummation of the Business Combination. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Significant Events and Transactions

As previously announced, on December 1, 2021, CF Acquisition Corp. VI, a Delaware corporation (“CFVI”), and Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada (“Legacy Rumble”), entered into a business combination agreement (the “Business Combination”). On September 16, 2022, CFVI and Legacy Rumble consummated the business combination contemplated by the business combination agreement. In connection with the consummation of the Business Combination, CFVI changed its name from CF Acquisition Corp. VI to Rumble Inc. and Legacy Rumble changed its name from Rumble Inc. to Rumble Canada Inc.

Refer to Note 2, Significant Events and Transactions, to the consolidated financial statements.

Revenues

We generate revenues primarily from advertising and licensing fees. The revenues are generated by delivering content either via our own or third-party platforms. As with the past two years, our focus remains on growing users and usage consumption — and not maximizing revenue — while continuing to experiment with various levers to grow revenue.

Advertising fees are generated by delivering both display advertisements and cost-per-message-read advertisements. Display advertisements are placed on Rumble and third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users. The Company recognizes revenue from display advertisements when a user engages with the advertisement, such as an impression, click, or purchase. For cost-per-message-read advertising, customers pay to have their products or services promoted by a content creator and advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read.

Licensing fees are charged on a per video or on a flat-fee per month basis. Licensing fee revenue is recognized as the related performance obligations are satisfied in line with the nature of the intellectual property being licensed.

Other revenues include fees earned from tipping features within the Company’s platform as well as certain cloud, subscription, platform hosting, and professional services. Fees from tipping features are recognized at a point in time when a user tips on the platform. Both cloud and subscription services are recognized over time for the duration of the contract. Revenues related to platform hosting are recognized over time as the Company provides access to the platform. Professional service revenues have stand-alone functionality to the customer and are recognized at a point in time as services are provided or earned.

Refer to Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements.

Expenses

Expenses primarily include costs of services, general and administrative, research and development, sales and marketing, finance costs, share-based compensation, foreign exchange gain or loss, and amortization and depreciation. The most significant component of our expenses on an ongoing basis are programming and content, service provider costs, and staffing-related costs.

We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of expenses will increase in absolute dollar amounts for the foreseeable future.

Cost of Services

Cost of services consists of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to payments to content providers from whom video and other content are licensed. These costs are typically paid to these providers based on revenues generated. In certain circumstances, we incur additional costs related to incentivizing top content creators to promote and join our platform.

●	Other costs of services include third-party service provider costs such as data center and networking, staffing costs directly related to professional services fees, and costs paid to publishers.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits and bonuses related to our executives, finance team, and administrative employees. It also includes legal and professional fees, business insurance costs, operating lease costs and other costs. As a public company, we expect to continue to incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries, employee benefits, employee bonuses and consultant fees related to our development activities to originate, develop and enhance our platforms.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs related to salaries, employee benefits, employee bonuses, consultant fees, direct marketing costs related to the promotion of our platforms/solutions. Sales and marketing expenses are expected to increase over time as we promote our platform, increase marketing activities, grow domestic and international operations, and continues to build brand awareness.

Non-Operating Income and Other Items

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. We invest in highly liquid securities such as money market funds, treasury bills and term deposits.

Finance Costs

Finance costs consist of transaction expenses related to the Business Combination and other financing rounds.

Change in Fair Value of Warrant Liability

We account for our outstanding warrants in accordance with guidance in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”), under which the warrants issued in connection with the public offerings, private placements, and forward purchase contract (“FPA”) entered into with CFAC Holdings VI, LLC (such contract, the “FPA”) do not meet the criteria for equity classification, and must be recorded as liabilities. As these warrants meet the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), they are measured at fair value at inception and each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the statement of operations in the period of change.

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

Monthly Active Users (“MAUs”)

We use MAUs as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis. MAUs represent the total web and app users of Rumble for each month, which allows us to measure our total user base calculated from data provided by third-party analytics providers using company-set parameters. The analytics systems and the resulting data have not been independently verified. There is a potential for minor overlap in the resulting data due to users who access Rumble’s content from both the web and the app in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. MAUs do not include embedded video, certain connected TV users, or users of the Locals platform. Like many other major social media companies, we rely on paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine. Spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators, including reporting of MAUs by our third-party analytics provider. We continually seek to improve our ability to estimate the total number of spam-generated users, and we eliminate material activity that is substantially likely to be spam from the calculation of our MAUs. We will not, however, succeed in identifying and removing all spam.

MAUs were 80 million on average in the fourth quarter of 2022, an increase of 142% from the fourth quarter of 2021. This growth is attributable to: our growing pool of content, content creators and formats; our value proposition as competing platforms continue to censor and cancel the voices of creators; and increased activity due to U.S. mid-term elections.

Minutes Watched Per Month (“MWPM”)

We use MWPM as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis and the intensity of users’ engagement with the platform. MWPM represents the monthly average of minutes watched per user within a quarterly period, which helps us measure user engagement. MWPM is calculated by converting actual bandwidth consumption into minutes watched, using our management’s best estimate of video resolution quality mix and various encoding parameters. Bandwidth consumption includes video traffic across the entire Rumble platform (website, apps, embedded video, connected TV, etc.), as well as what our management believes is a nominal amount of non-video traffic. Starting in the second quarter of 2022 we began transitioning a portion of Locals’ bandwidth consumption to our infrastructure. While this currently represents an immaterial amount of consumption, we expect this to grow in the coming quarters.

MWPM was 11.1 billion on average in the fourth quarter of 2022, an increase of 31% from the fourth quarter of 2021. This growth is attributable to: our growing pool of content creators; our value proposition as competing platforms continue to censor and cancel the voices of creators; and a number of new platform features.

Hours of Uploaded Video Per Day

We use the amount of hours of uploaded video per day as a measure of content creation to help us understand the volume of content being created and uploaded to us on a daily basis.

Hours of uploaded video per day were 10,373 on average in the fourth quarter 2022, an increase of 216% from the fourth quarter of 2021. This growth is attributable to: our growing pool of content creators; our value proposition as competing platforms continue to censor and cancel the voices of creators; and a number of new platform features.

We regularly review, have adjusted in the past, and may in the future adjust our processes for calculating our key business metrics to improve their accuracy, including through the application of new data or technologies or product changes that may allow us to identify previously undetected spam activity. As a result of such adjustments, our key business metrics may not be comparable period-over-period.

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for the year ended December 31, 2022 and 2021:

The following table sets forth our consolidated statements of comprehensive loss for the year ended December 31, 2022 and 2021 and the dollar and percentage change between the two periods:

For the year ended December 31,	2022	2021	Variance ($)	Variance (%)
Revenues	$39,384,284	$9,466,363	$29,917,921	316%
Expenses:
Cost of services (content, hosting and other)	43,745,518	7,805,474	35,940,044	460%
General and administrative	14,503,576	3,131,479	11,372,097	363%
Research and development	6,287,372	1,622,264	4,665,108	288%
Sales and marketing	6,092,395	2,918,000	3,174,395	109%
Finance costs	1,116,056	2,925,499	(1,809,443)	(62)%
Share-based compensation	1,683,622	1,414,479	269,143	19%
Foreign exchange loss	49,067	7,166	41,901	585%
Amortization and depreciation	1,556,056	154,415	1,401,641	908%
Total expenses	75,033,662	19,978,776	55,054,886	276%
Loss from operations	(35,649,378)	(10,512,413)	(25,136,965)	239%
Interest income, net	3,019,456	16,443	3,003,013	18,263%
Other income, net	—	168,840	(168,840)	(100)%
Change in fair value of warrant liability	21,010,500	—	21,010,500	NM*
Change in fair value of option liability	—	(3,214,286)	3,214,286	(100)%
Loss before income taxes	(11,619,422)	(13,541,416)	1,921,994	(14)%
Income tax recovery	215,428	(575)	216,003	(37,566)%
Deferred tax recovery	—	128,459	(128,459)	(100)%
Net and comprehensive loss	$(11,403,994)	$(13,413,532)	$2,009,538	(15)%

NM*- Percentage change not meaningful.

Revenues

Revenues increased by $29.9 million to $39.4 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, of which $24.3 million is attributable to higher advertising and $5.6 million is attributable to higher licensing and other revenue. The increase in advertising revenue was driven by an increase in consumption as well the introduction of new advertising solutions for creators, publishers and advertisers, including host read advertising and our online advertising management exchange (“Rumble Advertising Center” or “RAC”), both of which we started to build and test in the second half of 2022. The increase in licensing and other revenue was driven by tipping features within our platform as well as certain cloud, subscription, platform hosting fees, provision of one-time content, and professional services.

Cost of Services

Cost of services increased by $35.9 million to $43.7 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was due to an increase in programming and content costs of $30.0 million, hosting expenses of $4.7 million, and other service costs of $1.2 million.

General and Administrative Expenses

General and administrative expense increased by $11.4 million to $14.5 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was due to a $4.4 million increase in staffing-related costs, as well as a $7.0 million increase in other administrative expenses, most of which are public company-related and include accounting, legal, investor relations, insurance and other administrative services.

Research and Development Expenses

Research and development expense increased by $4.7 million to $6.3 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was due to a $3.2 million increase in staffing-related costs, as well as a $1.5 million increase in costs related to computer software, hardware and other administrative expenses.

Sales and Marketing Expenses

Sales and marketing expense increased by $3.2 million to $6.1 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was due to a $1.6 million increase in staffing-related and consulting services cost, as well as a $1.6 million increase in other marketing and public relations activities.

Finance Costs

Finance costs decreased by $1.8 million to $1.1 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. Finance costs for the year ended December 31, 2022 consisted of $1.1 million in transaction costs, which included legal and other professional fees related to the Business Combination. For the year ended December 31, 2021, finance costs consisted of $2.9 million related to transaction costs on the issuances of Legacy Rumble Class A preferred shares and Class A common shares. Additionally, the transaction costs allocated to the debt component of Class A preferred shares of Legacy Rumble and the Option Liability were recorded as finance costs. Refer to Note 13, Temporary Equity, to the consolidated financial statements for more details.

Share-based Compensation

Share-based compensation increased by $0.3 million to $1.7 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, due to the vesting conditions of certain previously and newly granted restricted stock units and stock options.

Foreign Exchange Loss

Foreign exchange loss increased by $41.9 thousand to $49.1 thousand in the year ended December 31, 2022, compared to year ended December 31, 2021. The increase was primarily due to higher foreign currency rate fluctuation as we maintained the majority of our cash balance in its functional currency as of December 31, 2022.

Amortization and Depreciation

Amortization and depreciation increased by $1.4 million to $1.6 million in the year ended December 31, 2022, compared to the year ended December 31, 2021 as we commenced building out our infrastructure subsequent to Q2 2021.

Interest Income

Interest income increased by $3.0 million to $3.0 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to carrying a higher balance in cash, cash equivalents, and marketable securities which was the result of the Business Combination in 2022.

Other Income (Expense)

Other income decreased by $0.2 million to $0 in the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease was related to the settlement of litigation during the year ended December 31, 2021. There was no comparable income in the year ended December 31, 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $21.0 million to $21.0 million in the year ended December 31, 2022. The increase relates to the issuance of 8,050,000 warrants in connection with the public offerings, private placements, and FPA. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq (Level 1 fair value hierarchy input). Refer to Note 2, Significant Events and Transactions, of the consolidated financial statements.

Change in Fair Value of Option Liability

Change in fair value of the option liability decreased by $3.2 million to $0 in the year ended December 31, 2022. The decrease is measured in reference to the issuance of Legacy Rumble’s 606,360 Class A preferred shares, which allowed the holders of these preferred shares to purchase additional common shares of Legacy Rumble at a discount of 30%, subject to certain conditions. The total fair value of this financing arrangement was determined to be $35.7 million due to the upper limit on the discount price provided to the investors. Gross proceeds of $25.0 million were allocated between the Class A preferred shares of Legacy Rumble and the option liability by first determining the fair value of the option liability at $7.5 million using a probability weighted scenario over the likelihood of this option to be exercised, with the remaining $17.5 million allocated to equity (using a residual value method). Change in the fair value of the option liability in the amount of $1.1 million was calculated based on an update of management’s estimate related to the likelihood of the option to purchase additional common shares being exercised (Level 3 fair value hierarchy input). The option liability associated with these Class A preferred shares of Legacy Rumble was exercised on November 24, 2021.

Income Tax Recovery

Income tax recovery increased by $216.0 thousand to $215.4 thousand in the year ended December 31, 2022, compared to the year ended December 31, 2021.

Deferred Tax Recovery

Deferred tax recovery decreased by $128.5 thousand to zero in the year ended December 31, 2022, compared to the year ended December 31, 2021.

Liquidity and Capital Resources

We have historically financed operations primarily through cash generated from operating activities and most recently through proceeds from financings. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of December 31, 2022, our cash, cash equivalents, and marketable securities balance was $338.3 million. Cash, cash equivalents, and marketable securities consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits. The existing cash, cash equivalents, and marketable securities are sufficient to fund our liquidity needs for at least the next 12 months. At this time, we do not anticipate the need to raise additional capital as a result of the completion of the Business Combination on September 16, 2022. Our present focus is to grow users and usage consumption, experiment with monetization levers, and not to maximize revenue and profitability in the immediate term. This business strategy could have a negative impact on our liquidity.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2022	2021	Variance
Net cash provided by (used in):
Operating activities	$(32,331,422)	$(5,310,557)	$(27,020,865)
Investing activities	(10,139,167)	1,579,953	(11,719,120)
Financing activities	332,792,493	49,131,932	283,660,561

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $32.3 million compared to $5.3 million for the year ended December 31, 2021. The increase was from an overall increase in expenses and prepaid expenses as a result of business growth coupled with a partial offset from an increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $10.1 million compared to $1.6 million provided for the year ended December 31, 2021. Investing activities for the year ended December 31, 2022, consisted of $8.5 million used in the purchases of capital assets, $1.1 million used in purchase of marketable securities and $0.5 million used in the purchase of intellectual property. Investing activities for the year ended December 31, 2021, consisted of $1.3 million used in the purchases of capital assets and $0.5 million used in the purchase of intellectual property, offset by $3.4 million in cash acquired on the acquisition of Locals Technology Inc.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $332.8 million compared to $49.1 million provided for the year ended December 31, 2021. Financing activities in the year ended December 31, 2022, mostly consisted of the cash proceeds, net of transaction costs, from the Business Combination. Financing activities in the year ended December 31, 2021, mostly consisted of the cash proceeds, net of transaction costs, from the issuance of Legacy Rumble Class A preferred shares and Class A common shares.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Revenue	$19,957,025	$10,983,182	$4,399,312	$4,044,765
Net and comprehensive loss	$(944,668)	$(1,858,452)	$(4,688,680)	$(3,912,194)

	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Revenue	$2,939,548	$2,069,473	$2,124,879	$2,332,463
Net and comprehensive income (loss)	$(10,548,573)	$(2,624,957)	$(315,804)	$75,802

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

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe that these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 3, Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report.

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

Advertising fees are generated by delivering both display advertisements and cost-per-message-read advertisements. Display advertisements are placed on Rumble and third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users. The Company recognizes revenue from display advertisements when a user engages with the advertisement, such as an impression, click, or purchase. For cost-per-message-read advertising, customers pay to have their products or services promoted by a content creator and advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read.

Licensing fees are charged on a per video or on a flat-fee per month basis. Licensing fee revenue is recognized as the related performance obligations are satisfied in line with the nature of the intellectual property being licensed.

Other revenues include fees earned from tipping features within the Company’s platform as well as certain cloud, subscription, platform hosting, and professional services. Fees from tipping features are recognized at a point in time when a user tips on the platform. Both cloud and subscription services are recognized over time for the duration of the contract. Revenues related to platform hosting are recognized over time as the Company provides access to the platform. Professional service revenues have stand-alone functionality to the customer and are recognized at a point in time as services are provided or earned.

Share-Based Compensation Expense

Stock Options

We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model (“BSM”). The grant date fair value of stock options is recognized as share-based compensation expense on a straight-line basis over the requisite service period. Forfeitures are accounted for when they occur.

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

For valuations after the completion of the Business Combination, our board of directors determines the fair value of each share of underlying Class A common stock based on the closing price of Class A common Stock as reported on the date of grant.

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

New Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements for the year ended December 31, 2022 and 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations.

Credit Risk

We are exposed to credit risk on our cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities with financial institutions with high credit standing, and we place excess cash in marketable investment grade debt securities. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with one customer. For the year ended December 31, 2022, one customer accounted for $17.7 million or 45% of our revenue (2021 – $6.5 million or 69%). As of December 31, 2022, one customer accounted for 66% of our accounts receivable (2021 — 35%), which has been collected in the month of January 2023.

Interest Rate Risk

We are exposed to interest rate risk on our cash, cash equivalents and marketable securities. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $338.3 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

Item 8. Financial Statements and Supplementary Data

Rumble Inc.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

Rumble Inc.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rumble Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rumble Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

<MNP LLP>

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Toronto, Canada

March 30, 2023

Rumble Inc.

Consolidated Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

For the year ended December 31,	2022	2021

Revenues	$39,384,284	$9,466,363

Expenses
Cost of services (content, hosting and other)	$43,745,518	$7,805,474
General and administrative	14,503,576	3,131,479
Research and development	6,287,372	1,622,264
Sales and marketing	6,092,395	2,918,000
Finance costs	1,116,056	2,925,499
Share-based compensation	1,683,622	1,414,479
Foreign exchange loss	49,067	7,166
Amortization and depreciation	1,556,056	154,415

Total expenses	75,033,662	19,978,776

Loss from operations	(35,649,378)	(10,512,413)
Interest income, net	3,019,456	16,443
Other income, net	-	168,840
Changes in fair value of warrant liability	21,010,500	-
Changes in fair value of option liability	-	(3,214,286)

Loss before income taxes	(11,619,422)	(13,541,416)
Income tax recovery (expense)	215,428	(575)
Deferred tax recovery	-	128,459

Net loss and comprehensive loss	$(11,403,994)	$(13,413,532)

Loss per share:
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)

Weighted-average shares used to compute loss per share:
Basic	242,443,272	211,438,363
Diluted	242,443,272	211,438,363

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

December 31,	2022	2021

Assets

Current assets
Cash and cash equivalents	$337,169,279	$46,847,375
Marketable securities	1,100,000	-
Accounts receivable, net	4,748,189	1,344,654
Prepaid expenses and other	9,342,691	775,583
	352,360,159	48,967,612
Prepaid expenses and other, long term	547,589	82,402
Capital assets	8,844,232	1,286,849
Right-of-use assets	1,356,454	1,515,841
Intangible assets	3,211,305	3,285,578
Goodwill	662,899	662,899
	$366,982,638	$55,801,181

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$14,324,696	$6,853,403
Deferred revenue	1,040,619	30,014
Lease liabilities	583,186	315,159
Income taxes payable	934	934
	15,949,435	7,199,510
Warrant liability	10,062,500	-
Lease liabilities, long-term	835,924	1,195,139
Other liability	500,000	250,000
	27,347,859	8,644,649
Temporary equity
Preference shares	-	16,789,203

Commitments and contingencies

Shareholders’ equity
Common shares	768,357	43,353,370
Deficit	(28,782,701)	(17,378,707)
Additional paid-in capital	367,649,123	4,392,666
	339,634,779	30,367,329
	$366,982,638	$55,801,181

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

	Number of Common Stock
	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Additional Paid-in Capital	Deficit	Total

Balance December 31, 2020	7,491,000	50,000	-	-	-	-	$582,338	$19,355	$-	$-	$-	$-	$3,022,547	$(3,965,175)	$(340,935)
Issuance of Legacy Rumble Class A Common Stock	172,020	-	-	-	-	-	35,714,286	-	-	-	-	-	-	-	35,714,286
Issuance of Legacy Rumble Class B Common Stock in exchange for Legacy Rumble Class A Common Stock	(63,676)	63,676	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Legacy Rumble Common Shares and options in connection with Locals acquisition	520,346	11,760	-	-	-	-	6,972,629	66,062	-	-	-	-	419	-	7,039,110
Issuance costs in connection with Locals acquisition	-	-	-	-	-	-	(45,644)	(432)	-	-	-	-	(3)	-	(46,079)
Issuance of Legacy Rumble restricted stock units	-	9,784	-	-	-	-	-	44,776	-	-	-	-	-	-	44,776
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	1,369,703	-	1,369,703
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,413,532)	(13,413,532)
Balance December 31, 2021	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$-	$4,392,666	$(17,378,707)	$30,367,329

Balance December 31, 2021	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$-	$4,392,666	$(17,378,707)	$30,367,329
Issuance of Legacy Rumble Class A Common Stock in exchange for Legacy Rumble preference shares	606,360	-	-	-	-	-	17,314,203	-	-	-	-	-	-	-	17,314,203
Issuance of Class A and C Common Stock in exchange for Legacy Rumble Class A and B common shares	(8,726,050)	(135,220)	48,970,404	-	168,762,214	-	(60,537,812)	(129,761)	4,897	-	16,876	-	60,645,800	-	-
Issuance of Class A Common Stock in exchange for Legacy Rumble warrants	-	-	14,153,048	-	-	-	-	-	731,281	-	-	-	(731,281)	-	-
Repurchase of Class C Common Stock in the Key Individual Subscription Agreement	-	-	-	-	(1,100,000)	-	-	-	-	-	(110)	-	(10,999,890)	-	(11,000,000)
Issuance of Class D Common Stock in the Key Individual Subscription Agreement	-	-	-	-	-	105,782,403	-	-	-	-	-	10,578	989,422	-	1,000,000
Issuance of Class A and B Common Stock in connection with the Qualifying Transaction	-	-	10,875,000	7,500,000	-	-	-	-	1,088	750	-	-	105,089,512	-	105,091,350
Issuance of Class A Common Stock in exchange for CFVI Class B common shares	-	-	7,500,000	(7,500,000)	-	-	-	-	750	(750)	-	-	-	-	-
Issuance of Class A Common Stock in connection with public shares	-	-	29,969,311	-	-	-	-	-	2,997	-	-	-	299,690,113	-	299,693,110
Issuance costs in connection with the Qualifying Transaction	-	-	-	-	-	-	-	-	-	-	-	-	(54,091,750)	-	(54,091,750)
Excess fair value over net assets acquired – listing fee	-	-	-	-	-	-	-	-	-	-	-	-	(2,265,284)	-	(2,265,284)
Eliminate CFVI’s historical accumulated deficit	-	-	-	-	-	-	-	-	-	-	-	-	(37,003,588)	-	(37,003,588)
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	1,933,403	-	1,933,403
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,403,994)	(11,403,994)
Balance December 31, 2022	-	-	111,467,763	-	167,662,214	105,782,403	$-	$-	$741,013	$-	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

For the year ended December 31,	2022	2021

Cash flows provided by (used in)

Operating activities
Net loss and comprehensive loss for the period	$(11,403,994)	$(13,413,532)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization and depreciation	1,556,056	154,415
Share-based compensation	1,933,403	1,414,479
Interest expense	36,621	7,285
Deferred tax expense (recovery)	-	(128,459)
Depreciation on right-of-use assets	528,220	95,322
Change in lease liabilities due to cash payments	(496,835)	(118,886)
Gain on change in fair value of warrants	(21,010,500)	-
Loss on change in fair value of option liability	-	3,214,286
Realized foreign exchange loss	(45,465)	-
	(28,902,494)	(8,775,090)
Changes in non-cash working capital:
Accounts receivable	(2,935,399)	139,267
Prepaid expenses	(9,500,432)	(364,833)
Accounts payable and accrued liabilities	7,996,298	3,622,560
Deferred revenue	1,010,605	66,944
Income taxes payable	-	595
	(32,331,422)	(5,310,557)

Investing activities
Purchase of capital assets	(8,544,398)	(1,339,660)
Purchase of intellectual property	(494,769)	(500,447)
Purchase of marketable securities	(1,100,000)	-
Cash acquired on acquisition of Locals Technology Inc.	-	3,420,060
	(10,139,167)	1,579,953

Financing activities
Repayments of bank indebtedness	-	(337,636)
Repayments of from long-term debt	-	(23,556)
Proceeds from other liabilities	250,000	250,000
Proceeds from issuance of Legacy Rumble preferred shares and Class A common shares	-	50,000,000
Proceeds from Qualifying Transaction	399,807,596	-
Repurchase of Class C Common Stock	(11,000,000)	-
Repayment of Sponsor loan in connection with Qualifying Transaction	(2,173,353)	-
Share issuance costs	(54,091,750)	(756,876)
	332,792,493	49,131,932

Increase in cash and cash equivalents during the period	290,321,904	45,401,328

Cash and cash equivalents, beginning of period	46,847,375	1,446,047
Cash and cash equivalents, end of period	$337,169,279	$46,847,375

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	54	6,325
Cash paid for lease liabilities	491,210	90,881

Non-cash transactions related to the Qualifying Transaction (Note 2)

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

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

Basis of Presentation

The accompanying consolidated financial statements (the “financial statements”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the results of the Company and its wholly-owned subsidiaries (“the Group”). Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”). All intercompany balances and transactions have been eliminated upon consolidation. These financial statements are presented in U.S. dollars, which is the functional currency of the Company, except where otherwise indicated.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

2.	Significant Events and Transactions (Continued)

Consideration for the Qualifying Transaction pursuant to the terms of the Business Combination Agreement, and in exchange for their respective shares of capital stock of Legacy Rumble, was as follows:

●	For each share of Legacy Rumble capital stock held by eligible electing Canadian shareholders of Legacy Rumble (the “Electing Shareholders”), the Electing Shareholders received a number of exchangeable shares in 1000045728 Ontario Inc., an indirect, wholly owned Canadian subsidiary of CFVI (“ExchangeCo”, and such shares, the “ExchangeCo Shares”) equal to the quotient obtained by dividing the Price Per Company Share (as defined below) by $10.00 (the “Company Exchange Ratio”), and such Electing Shareholders concurrently subscribed for nominal value for a corresponding number of shares of Class C common stock, par value $0.0001 per share, of the Company (“Class C Common Stock”), a new class of voting, non-economic shares of common stock of the Company created and issued in connection with the Qualifying Transaction. This resulted in the issuance of 168,762,214 shares of Class C Common Stock of the Company for a par value of $16,876; and

●	For each share of Legacy Rumble capital stock held by all other shareholders of Rumble (the “Non-Electing Shareholders”, and collectively with the Electing Shareholders, the “Rumble Shareholders”), such Non-Electing Shareholder received a number of shares of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”) equal to the Company Exchange Ratio. This resulted in the issuance of 48,970,404 shares of Class A Common Stock of the Company for a par value of $4,897.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

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

The excess fair value over net assets acquired was recorded as a reduction to additional paid-in capital. Additionally, the Company incurred transaction costs of $54,091,750, consisting of banking, legal, and other professional fees. The transaction costs were recorded as a reduction to additional paid-in capital in accordance with Staff Accounting Bulletin Topic 5.A.

During the year, there was a change in ownership structure of the subsidiaries within the Group. Rumble Inc purchased the shares of Locals Technology Inc. and Rumble USA Inc. from Rumble Canada Inc on October 19, 2022 and December 31, 2022, respectively. There is no change in the group structure of the Company due to this change in ownership.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies

Foreign Currency

The functional currency of the Group is the U.S. dollar. Transactions denominated in currencies other than the U.S. dollar are remeasured using end-of-period exchange rates or exchange rates prevailing at the date of the transaction, and the resulting gains or losses are recognized as a component of operating expenses.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, lease liabilities, warrant liability and other liabilities approximated their fair values at December 31, 2022 and 2021.

The Company evaluates the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. See Note 16 for further details.

Concentration Risk

A meaningful portion of the Company’s revenue (and a substantial portion of the Company’s net cash from operations that it can freely access) is attributable to Service Agreements with a few customers. See Note 17 for further details.

Revenue Recognition

The Company derives revenues primarily from:

●	Advertising fees

●	Licensing fees and other

Revenues are recognized when the control of promised services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Sales tax and other similar taxes are excluded from revenues.

In order to recognize revenue, the Company applies the following five (5) steps:

1.	Identify the contract with a customer

2.	Identify the performance obligation(s)

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligation(s)

5.	Recognize revenue when/as performance obligation(s) are satisfied

Advertising fees

The Company generates advertising fees by delivering both display advertisements and cost-per-message-read advertisements. Display advertisements are placed on Rumble and third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company recognizes revenue from display advertisements when a user engages with the advertisement, such as an impression, click, or purchase. For cost-per-message-read advertising, customers pay to have their products or services promoted by a content creator and advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read. In general, advertising fees are reported on a gross basis, since the Company controls the advertising inventory before it is transferred to the customer. Control is evidenced by the Company’s sole ability to monetize the advertising inventory before it is transferred to the customer.

The Company also generates advertising revenue by displaying advertising on third-party publishers’ websites, applications, or other offerings. To fulfill these transactions, the Company purchases advertising inventory from third-party publishers’ websites and applications. At such point, the Company has the sole ability to monetize the third-party publishers advertising inventory. Therefore, the Company reports advertising revenues generated from these transactions on a gross basis and records the related traffic acquisition costs as cost of services.

Licensing Fees and Other

Under bulk license agreements, the Company’s obligations include hosting the content libraries for access and searching by the customer, updating the libraries with new content provided by the content owner, and making videos selected by the customer available for download, throughout the term of the contract.

These services are billed based on the access to the content regardless of the number of videos downloaded. All of these services are highly interdependent as the customer’s ability to derive its intended benefit from the contract depends on the entity transferring both the access to the content library over time and making the videos available as and when required by the customer for download. These services therefore constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term. The predominant item in the single performance obligation is a license providing a right to access the content library throughout the license period. For these arrangements, the Company recognizes the total fixed fees under the contract as revenue rateably over the term of the contract as the performance obligation is satisfied, as this best depicts the pattern of control transfer.

For license agreements related to the Rumble player, the Company’s obligations include providing access to the current version the Rumble player throughout the term of the contract. As part of this arrangement, the customer is required to use the most current version of the player and therefore, the utility of the player to the customer is significantly affected by Rumble’s ongoing activities to maintain and support the player. Revenue is therefore recognized rateably over the term of the contract. In addition, certain arrangements related to the license of the Rumble player include the monetization of content. In these arrangements, Rumble will manage the provision of services to advertising providers and share the revenues with the customers. This revenue is recognized over time as user views occur.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Other revenues include fees earned from tipping features within the Company’s platform as well as certain cloud, subscription, platform hosting, and professional services. Fees from tipping features are recognized at a point in time when a user tips on the platform. Both cloud and subscription services are recognized over time for the duration of the contract. Revenues related to platform hosting are recognized over time as the Company provides access to the platform. Professional service revenues have stand-alone functionality to the customer and are recognized at a point in time as services are provided or earned.

Variable Consideration

The Company may enter into certain licensing and other arrangements where consideration may be paid in exchange for rights to monetize content, and therefore, total consideration to be received by the Company may be variable in nature. The Company recognizes this non-cash consideration as a contingent payment, and therefore, does not recognize fair value of the user views promised in these arrangements until control over the content is transferred over to the Company. Further, the usage-based royalty exemption has been taken by the Company for these arrangements.

Costs to Obtain a Contract

The Company expenses sales commissions when incurred when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Principal vs Agent

The Company controls the advertising inventory before it is transferred to the customer and therefore is the principal in the transaction. Control is evidenced by the Company’s sole ability to monetize the advertising inventory before it is transferred to the customer.

The Company is also acting as the principal in licensing, cloud, subscription and professional service transactions, as it has control over both the content that is monetized as well as the platform over which the content is displayed. Further, the Company manages the monetization of content and is the only party to the contract with its customers.

As it relates to platform hosting, the Company reports revenues on a net basis because the Company’s performance obligation is to provide a platform for content creators to post content and interact with end users, in exchange for a fee.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and for contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Costs of Services

Costs of services primarily consist of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to payments to content providers from whom videos and other content are licensed. These costs are typically paid to these providers based on revenues generated. In certain circumstances we incur additional costs related to incentivizing top content creators to promote and join our platform.

●	Other costs of services include third-party service provider costs such as data center and networking, staffing costs directly related to professional services fees, and costs paid to publishers.

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

Marketing Costs

All marketing costs are expensed as incurred and are included in sales and marketing expense on the consolidated statement of comprehensive loss.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax bases of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

Uncertain tax positions are accounted for in accordance with ASC 740, “Income Taxes,” which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. The Company reviews its nexus in various tax jurisdictions and the Company’s tax positions related to all open tax years for events that could change the status of its ASC 740 liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. Those positions, for which management’s assessment is that there is more than a 50 percent probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to the measurement criteria of ASC 740.

The Company records the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Any ASC 740 liabilities for which the Company expects to make cash payments within the next twelve months are classified as “short term.

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

Vesting period for the stock options granted is determined by the Board of Directors and the typical vesting for equity awards with service conditions is vesting over three to four years (2021 – one to four years). Requisite service period for Rumble’s stock options subject to service conditions is coterminous with the vesting period specific to those stock options.

The Company has also issued equity awards such as warrants, restricted stock units and/or stock options that are subject to certain performance or service conditions. Typical performance condition refers to a change in control and/or the Company becoming publicly traded. Vesting condition for such equity awards is met when either the performance condition is satisfied or deemed likely to be satisfied. Typical service conditions is vesting over seven months to four years (2021 - one to four years).

The Company has also granted a warrant to a non-employee subject only to a performance condition. Under ASC 718, the Company assesses the probability of the performance condition being achieved at each reporting date and records the compensation cost based on the probability of the performance condition being met. Performance condition was met as of December 31, 2021.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive loss and its components in the financial statements. Comprehensive loss consists of net loss and other comprehensive loss.

Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common shares and outstanding stock options, from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in treasury bills and money market funds. Cash equivalents are carried at amortized cost, which approximates their fair market value.

The Company considers all marketable securities with an effective maturities of three months or less from the date of purchase to be cash equivalents and those with effective maturities of greater than three months as marketable securities on our consolidated balance sheets. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such determination at each balance sheet date.

Additionally, the Company had a line of credit available which was discharged in June 2021.

Accounts Receivable and Allowance for Cumulative Expected Credit Losses

Accounts receivable includes current outstanding invoices billed to customers due under customary trade terms. The term between invoicing and when payment is due is not significant.

The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of comprehensive loss. Collectability is assessed by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when specific customers are identified with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, customer-specific information, market conditions, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Cumulative Expected Credit Losses (Continued)

Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have a material impact on the allowance for credit losses in future periods. The allowance for credit losses at December 31, 2022 was $nil (2021 - $nil).

Prepaid Expenses and Other

Prepaid expenses and other consists of advance payments related to good and services to be received as well as other assets including merchandise inventory and a loan receivable to related parties for the Company’s subsidiary’s domain name.

Capital Assets

Capital assets are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is generally as follows:

Useful Lives
Computer hardware	3-5 years
Furniture and fixtures	3-5 years
Leasehold improvements	Lesser of useful life or term of lease

Expenditures for maintenance and repairs are expensed as incurred.

Right-of-Use Assets and Lease Liabilities

The Company accounts for its right-of-use assets and lease liabilities in accordance with ASC 842, Leases. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.

Most of our leases contain lease and non-lease components. Non-lease components include fixed payments for maintenance, utilities, and real estate taxes. The Company combine fixed lease and non-lease components and account for them as a single lease component. Our lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes, or other costs. Such variable lease costs are expensed as incurred on the consolidated statement of comprehensive loss.

Right-of-use assets and lease liabilities are recognized on the consolidated balance sheets at the commencement date based on the present value of lease payments over the lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be in a similar economic environment.

Operating lease costs are recognized on a straight-line basis over the lease terms.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets with finite lives consist of intellectual property, internal-use software, technology, brand, and domain names acquired through business combination or asset acquisition. Intangible assets acquired through business combination are recorded at their respective estimated fair values upon acquisition close. Other intangible assets acquired through asset acquisition are carried at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three months to fifteen years.

Long-Lived Assets and Other Acquired Intangible Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, cash flows, and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company adjusts the carrying value of the asset to fair value, generally determined using a discounted cash flow analysis.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For its annual goodwill impairment test in all periods to date, the Company has operated under one reporting unit and the fair value of its reporting unit has been determined by the Group’s enterprise value. The Group performs its annual goodwill impairment test during the fourth fiscal quarter.

For its annual impairment test performed in the fourth quarter of fiscal 2022, the Group completed a quantitative assessment and determined that there was no impairment of goodwill.

Warrant Liability

The Company accounts for warrants in connection with the Offering, CFVI Placement Units, and FPA using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders count potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the Offering, CFVI Placement Units, and FPA and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized on the consolidated statements of comprehensive loss in the period of change.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Warrant Liability (Continued)

The Company accounts for the warrants in connection with the Offering, CFVI Placement Units, and FPA in accordance with guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), pursuant to which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. See Note 11 for further discussion of the pertinent terms of the warrants and for further discussion of the methodology used to determine the fair value of the warrants.

Business Combinations

The Company’s business combinations are accounted for under the acquisition method. Management allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuation require management to make significant judgment and estimates including the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.

Interest in a Joint Venture

One of the Group’s subsidiaries has a 30% membership interest in a joint venture based in Florida, USA named Liberatio Special Ventures LLC (“Liberatio”). Liberatio is involved in the development and operation of an ecosystem, intended to provide customers with the ability to process payments and engage in other related value-driven activities. The Group’s interest in Liberatio is accounted for using the equity method in the financial statements.

Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net loss or shareholders’ equity from such reclassifications.

The following table summarizes the impact of the reclassification adjustments on the Company’s Amended Securities Registration Statement on Form S-1/A for the year ended December 31, 2021 filed on November 4, 2022, as well as unaudited Form 10-Q/A for the three and nine months ended September 30, 2022 and 2021 filed on November 15, 2022.

	As previously reported	Adjustments	As reclassified

Consolidated statement of comprehensive loss for the year ended: December 31, 2021
Cost of revenues, exclusive of depreciation and amortization	$7,198,859	$(7,198,859)	$-
Cost of services (content, hosting, and other)	-	7,805,474	7,805,474
General and administrative	3,036,157	95,322	3,131,479
Sales and marketing	3,524,615	(606,615)	2,918,000
Amortization and depreciation	249,737	(95,322)	154,415

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

Reclassifications of Previously Issued Financial Statements

	As previously reported	Adjustments	As reclassified

Condensed consolidated statements of comprehensive loss for the three months ended: September 30, 2022
Cost of revenues	$7,489,884	$(7,489,884)	$-
Cost of services (content, hosting, and other)	-	12,287,183	12,287,183
General and administrative	2,545,408	141,220	2,686,628
Sales and marketing	6,547,045	(5,093,921)	1,453,124
Amortization and depreciation	257,394	152,994	410,388
Interest income (expense), net	210,548	1,180	211,728
Income tax (expense) recovery	3,588	(3,588)	-

September 30, 2021
Cost of revenues	1,809,612	(1,809,612)	-
Cost of services (content, hosting, and other)	-	1,973,342	1,973,342
General and administrative	646,537	12,847	659,384
Sales and marketing	713,155	(184,726)	528,429
Amortization and depreciation	17,541	8,149	25,690

Condensed consolidated statements of comprehensive loss for the nine months ended: September 30, 2022
Cost of revenues	14,671,468	(14,671,468)	-
Cost of services (content, hosting, and other)	-	20,213,175	20,213,175
General and administrative	5,577,028	405,265	5,982,293
Sales and marketing	9,626,375	(6,225,231)	3,401,144
Amortization and depreciation	625,369	299,605	924,974
Interest income (expense), net	231,999	2,535	234,534
Income tax (expense) recovery	(18,811)	18,811	-

September 30, 2021
Cost of revenues	4,735,912	(4,735,912)	-
Cost of services (content, hosting, and other)	-	4,899,642	4,899,642
General and administrative	1,237,264	37,871	1,275,135
Sales and marketing	1,408,477	(184,726)	1,223,751
Amortization and depreciation	45,279	(16,875)	28,404

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (Continued)

COVID-19

Our business operations and financial results have been, and may continue to be, affected by the macroeconomic impacts resulting from the COVID-19 pandemic. Management is actively monitoring the global situation and the resulting impact it could have on the Company’s financial condition, liquidity, operations, industry, and workforce.

New standards or amendments

For the period ended December 31, 2022, no new accounting standard was issued. The following amendments to existing standards are effective January 1, 2022 and have no material impact on the Company’s financial statements:

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

The amended standards relevant to the Company that are issued, but not yet effective, up to the date of issuance of Company’s financial statements are listed below. The Company intends to adopt these amendments, if applicable, when they become effective and is currently analyzing them to determine their impact on the financial statements:

●	Accounting Standards Update 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

●	Accounting Standards Update 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

●	Accounting Standards Update 2021-07—Compensation—Stock Compensation (Topic 718): Determining the Current Price of an Underlying Share for Equity-Classified Share-Based Awards (a consensus of the Private Company Council)

●	Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019-04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements. These ASUs are effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods therein. The adoption of this ASU is currently not expected to have a material impact on the consolidated financial statements.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

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

The acquired business contributed revenues of $161,165 and loss of $2,555,073 for the Group as of the date of acquisition to December 31, 2021. If the acquisition had occurred on January 1, 2021, consolidated pro-forma revenue and loss for the year ended December 31, 2021 would have been $10,053,274 and $14,457,099, respectively.

Acquisition-related costs of $215,494 that were not directly attributable to the issue of shares are included in general and administration expenses in the profit or loss and in operating cash flows in the statement of cash flows.

The net cash inflow as a result of this acquisition, included in investing activities in the statement of cash flows is $3,420,060.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

5.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	For the year ended December 31,
	2022	2021

Advertising	$31,139,398	$6,859,059
Licensing and other	8,244,886	2,607,304
Total revenues	$39,384,284	$9,466,363

Deferred Revenue

Deferred revenue recorded at December 31, 2022 is expected to be fully recognized by December 31, 2023. The deferred revenue balance as of December 31, 2022 was $1,040,619 (2021 - $182,684).

6.	Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents as of December 31, 2022 and 2021 consist of the following:

	2022
	Contracted	Amortized	Fair Market	Balance per
	Maturity	Cost	Value	Balance Sheet

Cash	Demand	$3,519,674	$3,519,674	$3,519,674
Treasury bills and money market funds	Demand	333,649,605	333,649,605	333,649,605

		$337,169,279	$337,169,279	$337,169,279

	2021
	Contracted	Amortized	Fair Market	Balance per
	Maturity	Cost	Value	Balance Sheet

Cash	Demand	$2,847,375	$2,847,375	$2,847,375
Treasury bills and money market funds	Demand	44,000,000	44,000,000	44,000,000

		$46,847,375	$46,847,375	$46,847,375

Marketable securities consist of term deposits of $1,100,000 as at December 31, 2022 (2021 – $nil). The Group did not have any long-term investments as at December 31, 2022 or 2021 except for the investment in a joint venture.

As of December 31, 2022, the Group entered into a guarantee/ standby letter of credit for $1,257,500 which will be used towards the issuance of credit for running the day-to-day business operations (2021 - $nil).

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

7.	Capital Assets

	2022	2021
Computer hardware	$8,866,157	$1,289,702
Furniture and fixtures	100,921	33,484
Leasehold improvements	921,570	21,065
	9,888,648	1,344,251
Accumulated depreciation	(1,044,416)	(57,402)
Net carrying value	$8,844,232	$1,286,849

Depreciation expense on capital assets for year ended December 31, 2022 was $987,014 (2021 - $57,402).

8.	Right-of-Use Assets and Lease Liabilities

The Group leases several facilities under non-cancelable operating leases with no right of renewal. Our leases have original lease periods expiring between 2023 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	2022		2021
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Right-of-use assets	$1,926,936	$570,482	$1,698,049	$182,208
Net book value		$1,356,454		$1,515,841

Operating lease costs for the year ended December 31, 2022 was $564,842 (2021 – $102,607) and are included in general and administration expenses in the consolidated statement of comprehensive loss.

As of December 31, 2022, the weighted-average remaining lease term and weighted-average incremental borrowing rate for the operating leases were 3.26 years and 2.35%, respectively (2021 – 4.43 years and 2.10%).

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

8.	Right-of-Use Assets and Lease Liabilities (Continued)

The following shows the undiscounted cash flows for the remaining years under the lease arrangement as at December 31, 2022.

2023	$599,154
2024	296,339
2025	261,461
2026	264,883
2027	26,468
1,448,305
Less: imputed interest*	29,195
1,419,110
Current portion	$583,186
Long-term portion	$835,924

*	Imputed interest represents the difference between undiscounted cash flows and cash flows

9.	Intangible Assets

	2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$71,019	$52,124
Domain name	500,448	52,656	447,792
Brand (Note 4)	1,284,000	151,969	1,132,031
Technology (Note 4)	1,475,000	349,151	1,125,849
Internal-use software	494,769	41,260	453,509
	$3,877,360	$666,055	$3,211,305

	2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$-	$123,143
Domain name	500,448	19,293	481,155
Brand (Note 4)	1,284,000	23,569	1,260,431
Technology (Note 4)	1,475,000	54,151	1,420,849
	$3,382,591	$97,013	$3,285,578

Amortization expense related to intangible assets for the year ended December 31, 2022 was $569,042 (2021 - $97,013).

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

9.	Intangible Assets (Continued)

For intangible assets held as of December 31, 2022, amortization expense for the five succeeding fiscal years is as follows:

2023	$585,722
2024	578,221
2025	555,717
2026	501,566
2027	219,457
$2,440,683

10.	Income Taxes

The Group is subject to income tax in several jurisdictions of which only Rumble Canada Inc. is subject to Canadian taxes. Rumble Inc.’s combined statutory tax rate is 21.0% (2021 - 12.2%).

The difference between the tax calculated on income before income tax according to the statutory tax rate and the amount of the income tax included in the income tax expense is reconciled as follows:

	2022	2021

Loss before income taxes	$(11,619,422)	$(13,541,416)
Statutory income tax rate	21.0%	12.2%
Income tax recovery at statutory income tax rate	(2,440,079)	(1,652,053)
Non-deductible expenses	245,566	659
Share-based compensation	-	172,566
Change in the fair value of warrant liability	(4,412,205)	-
Change in the fair value of option liability	-	392,143
Difference in jurisdictional tax rates	(1,549,371)	-
Tax restructuring	693,725	-
Other	(165,724)	(963,566)
Change in valuation allowance	7,412,660	1,922,367

	$(215,428)	$(127,884)

Current tax (recovery) expense	$(215,428)	$575
Deferred tax (recovery) expense	$-	$(128,459)

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

10.	Income Taxes (Continued)

	2022	2021
Deferred Tax Assets (Liabilities)
Loss carryforwards	$17,125,566	$1,986,440
Tangible assets	271,227	-
Intangible assets	(1,306,605)	-
Share-based compensation	398,881	-
Other	161,452	(8,969)
Deferred tax assets	16,650,521	1,977,471
Valuation allowance	(16,650,521)	(1,977,471)
Net deferred tax assets/ (liability)	$-	$-

The Company has assessed the realizability of the net deferred tax assets by considering the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative tax loss incurred by the Company over the three year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company has recorded a full valuation allowance against the net deferred tax assets.

As at December 31, 2022, a valuation allowance has been taken against the net deferred tax assets of $16,650,521 (2021 - $1,977,471). The initial recognition of a component of this deferred tax asset was recorded against additional paid-in capital on the consolidated balance sheets as the deferred tax asset is related to certain costs associated with the reverse recapitalization which were recorded in additional paid-in capital but deductible in the year for tax purposes. The following table summarizes changes to the Company’s valuation allowance for the year ended December 31, 2022.

2022

Balance, beginning of year	$(1,977,471)
Transaction costs, reverse recapitalization	(7,260,390)
Change in valuation allowance	(7,412,660)
Balance, end of year	$(16,650,521)

Deferred taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

10.	Income Taxes (Continued)

As at December 31, 2022, the Company has US federal and state losses carried forward of $47,341,455 (December 31, 2021 - $4,668,142) and Canadian federal and provincial non-capital loss carryforwards of $25,468,713 (December 31, 2021 - $3,206,361). The US federal losses can be carried forward indefinitely, generally, the state losses can be carried forward 20 years. The Canadian non-capital losses carried forward expire between 2039 and 2042.

2039	$83,738
2041	4,487,358
2042	20,897,617
Indefinite	47,341,455

Utilization of net operating loss carryforwards may be subject to limitations in the event of a change in ownership as defined under U.S. IRC Section 382, and similar state provisions. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders of more than 50 percentage points over a three-year period. The Company experienced ownership change during 2021. Such ownership change could result in a limitation of the Company’s ability to reduce future income by net operating loss carryforwards. A formal Section 382 study has not been prepared, so the exact effects of the ownership change are not known at this time.

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the effects of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not the uncertain tax positions will be sustained.  As of December 31, 2022, the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheets. During the year ended December 31, 2022, the Company did not record any interest and penalties in the consolidated statements of comprehensive loss.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

11.	Warrant Liability

Warrant liability comprises of 8,050,000 warrants issued by the Company in public offerings, private placements, and forward purchase contracts as follows:

●	Public warrants: As described in Note 2, as a result of the Business Combination Agreement, the Company acquired 7,500,000 warrants previously issued by CFVI with regards to the Offering of 30,000,000 CFVI Units completed on February 23, 2021 (“Public Warrant(s)”).

●	Private placement warrants: As described in Note 2, as a result of the Business Combination Agreement, the Company also acquired 175,000 warrants previously issued by CFVI with regards to the sale of 700,000 units (including 175,000 warrants) (“Private Placement Warrants”).

●	Forward purchase warrants: As described in Note 2, the Company issued 1,500,000 shares in the Class A Common Stock of the Company and 375,000 warrants (“Forward Purchase Warrants”) to the Sponsor in relation to the FPA, for gross proceeds of $15,000,000.

Each whole Public Warrant, Private Placement Warrant and Forward Purchase Warrant (“Warrants”) entitles the holder to purchase one share of common stock of the Company, par value $0.0001 per share, for $11.50 per share. The Warrants will become exercisable on the later of 30 days after the completion of the Qualifying Transaction or 12 months from the closing of the IPO and will expire 5 years after the completion of the Qualifying Transaction, or earlier upon redemption or liquidation. The exercise price and entitlement of the Warrants is subject to certain adjustments including:

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

11.	Warrant Liability (Continued)

iv.	Whenever the number of shares of common stock purchasable upon the exercise of the Warrants is adjusted, the warrant price shall be adjusted by multiplying such warrant price immediately prior to such adjustment by a fraction the numerator of which shall be the number of shares of common stock purchasable upon the exercise of the Warrants immediately prior to such adjustment, and the denominator of which shall be the number of shares of common stock so purchasable immediately thereafter.

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

These Warrants are traded publicly with fair value being determined as their market price. The warrant liability was valued at $3.86 per warrant on September 16, 2022, the date of Qualifying Transaction. As these are financial liabilities measured at fair value through profit or loss, these Warrants were revalued at December 31, 2022 using the observable market price of $1.25 per warrant resulting in a gain of $21,010,500. As the transfer of Private Placement Warrants and Forward Purchase Warrants to anyone who is not a permitted transferee would result in Private Placement Warrants and Forward Purchase Warrants having substantially the same terms as those issued in public offerings, the Company determined that the fair value of Private Placement Warrants and Forward Purchase Warrants are equivalent to that of the Public Warrants. The Warrants are measured at level 1 and level 2 respectively, of the fair value measurement hierarchy.

Further, as these warrants may be exercised by holders on a cashless basis, and the exercise of these warrants may be settled in cash that does not require the participation of all shareholders to trigger the potential cash settlement, the Company has concluded that all of its warrants do not meet the ASC 815-40 conditions of equity classification.

12.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of December 31, 2022, an amount of $500,000 related to these expenses was recorded in other liability (2021 - $250,000).

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

13.	Temporary Equity

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

Issued and outstanding

On May 14, 2021, Legacy Rumble issued 606.36 Class A preferred shares, which were subsequently converted into 606,360 Class A preferred shares on a stock split in the ratio of 1,000 -to- 1. No other preference shares have been issued. These Class A preferred shares are redeemable for Class A common shares of Legacy Rumble upon a change of control event. As part of the transaction, the holders of these Class A preferred shares were also granted an option to purchase additional Class A common shares in Legacy Rumble (the “Option Liability”) at a discount of 30%, subject to certain conditions. The total fair value of this financing arrangement was determined to be $35,714,286 due to the upper limit on the discount price provided to the investors. Gross proceeds of $25,000,000 were allocated between the Class A preferred shares and the Option Liability by first determining the fair value of the Option Liability at $7,500,000 using a probability weighted scenario over the likelihood of this option to be exercised, with the remaining $17,500,000 allocated to equity (using a residual value method). Because these Class A preferred shares are redeemable upon an event that is outside the control of Legacy Rumble, these have been classified and presented as temporary equity on the consolidated balance sheet.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

13.	Temporary Equity (Continued)

Option Liability

As described above, on May 14, 2021, the Class A preferred shareholders were granted the right to exercise options for an additional 172.07 Class A common shares (172,020 post stock split) in Legacy Rumble subject to certain conditions. The grant date fair value was determined based on the maximum discount available to these Class A preferred shareholders and the probability of the conditions attached to this option being met. The change in fair value of this Option Liability is on account of Legacy Rumble’s re-assessment of the probability of the conditions attached to this option at each reporting period. As the Option Liability was exercised on November 24, 2021, a change in fair value of the Option Liability of $3,214,286 was recorded in the consolidated statements of comprehensive loss (representing the maximum benefit of $10,714,286) in the 2021 Annual Financial Statements, and the balance of the liability was extinguished via an increase to the value of the Class A common shares issued. See Note 14 for further details.

14.	Shareholders’ Equity

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

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

14.	Shareholders’ Equity (Continued)

Common Shares (Continued)

Legacy Rumble Class A Common Shares

The holders of Legacy Rumble Class A common shares are entitled to receive dividends at the discretion of the board of directors and are entitled to one vote for each Legacy Rumble Class A common share held at any meeting of shareholders of Legacy Rumble. The holders of Legacy Rumble Class A common shares are entitled to receive the remaining property of Legacy Rumble upon liquidation, dissolution, or winding-up, whether voluntary or involuntary, and any other distribution of assets of Legacy Rumble among its shareholders for the purpose of winding-up of its affairs subject to the rights of the preference shares described in Note 13.

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

Legacy Rumble Class B Common Shares

The holders of Legacy Rumble Class B common shares are entitled to receive dividends at the discretion of the board of directors. The holders of Legacy Rumble Class B common shares are also entitled to receive the remaining property of Legacy Rumble upon liquidation, dissolution, or winding-up, whether voluntary or involuntary, and any other distribution of assets of Legacy Rumble among its shareholders for the purpose of winding-up of its affairs subject to the rights of the preference shares described in Note 13. The holders of Legacy Rumble Class B common shares are not entitled to vote and will not receive notice of any meeting of shareholders of Legacy Rumble.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

14.	Shareholders’ Equity (Continued)

Common Shares (Continued)

On September 16, 2022, in connection with the Qualifying Transaction, the following transactions occurred with regards to Class A Common Stock:

●	All Legacy Rumble shares and warrants held by Non-Electing Shareholders were exchanged for 48,970,404 and 14,153,048 shares of Class A Common Stock, respectively.

●	CFVI Units in connection with the CFVI Placement Units and FPA were exchanged for 700,000 and 1,875,000 shares of Class A Common Stock, respectively.

●	The Company issued 8,300,000 Class A Common Stock through the PIPE.

●	CFVI Units in connection with the Offering were exchanged for 29,969,311 shares of Class A Common Stock.

●	CFVI Class B Common Stock were exchanged for 7,500,000 shares of Class A Common Stock.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

14.	Shareholders’ Equity (Continued)

Common Shares (Continued)

For an aggregate price of $1,000,000, upon closing of the Qualifying Transaction, the Company issued and sold to Mr. Pavlovski 105,782,403 shares of the Company’s Class D Common Stock.

Issued and outstanding

The following shares of common stock are issued and outstanding at:

	2022		2021
	Number	Amount	Number	Amount
Legacy Rumble Class A common shares	-	$-	8,119,690	$43,223,609
Legacy Rumble Class B common shares	-	-	135,220	129,761
Class A Common Stock	111,467,763	741,013	-	-
Class C Common Stock	167,662,214	16,766	-	-
Class D Common Stock	105,782,403	10,578	-	-

Balance	384,912,380	$768,357	8,254,910	$43,353,370

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

14.	Shareholders’ Equity (Continued)

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

14.	Shareholders’ Equity (Continued)

Restricted Stock Units (Continued)

In connection with the Qualifying Transaction, the Company issued 1,100,000 restricted stock units (“RSUs”) as part of an employment agreement. On November 16, 2022, the Company granted 448,098 RSUs to board members, officers, and consultants. The fair value of the RSUs is $17,993,838 based on the fair value of the restricted stock units on the grant dates. The RSUs have a vesting period over seven months to four years.

The total unrecognized compensation cost for the RSUs issued is $16,280,561 which is expected to be recognized over a weighted-average period of 2.69 years.

Share-based compensation expense on RSUs recognized in cost of revenue and operating expenses for the year ended December 31, 2022 was $218,071 and $1,495,206, respectively (2021 - $nil and $44,776).

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

14.	Shareholders’ Equity (Continued)

Stock Options (Continued)

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

The grant date fair values of the Legacy Rumble and Rumble options issued under the Plan were determined using the Black-Scholes option pricing model based upon the following assumptions:

	Legacy Rumble	Rumble
Fair value of options	$0.27-$30.57	$9.44-$11.13
Share price	$1.93-$41.23	$10.60-$12.49
Exercise price	$0.48-$165.80	$10.60-$12.49
Risk free interest rate	0.52%-1.33%	3.72%
Volatility	60%-85%	95%
Expected life	3-20 years	10 years
Dividend rate	0.00%	0.00%

The Company estimated the volatility by reference to comparable companies that are publicly traded.

Stock option transactions are summarized as follows:

	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding, beginning of year	3,531,064	$2.25	3,433,000	$0.48
Granted	442,052	10.94	98,064	64.28
Forfeited	(404)	165.80	-	-
Increase on conversion	54,634,745	0.14	-	-

Outstanding, end of period	58,607,457	$0.22	3,531,064	$2.25

Vested and exercisable	57,790,418	$0.09	3,493,297	$1.17

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

14.	Shareholders’ Equity (Continued)

Stock Options (Continued)

The total unrecognized compensation cost for stock options issued as at December 31, 2022 is $4,231,026 (2021 - $141,672) which is expected to be recognized over a weighted-average period of 2.19 years (2021 – 2.32 years).

The weighted average fair value of the outstanding options as of December 31, 2022 was $0.80 (2021 - $0.73). Share options outstanding at December 31, 2022 and 2021 have the following expiry dates and exercise prices:

	2022		2021
	Exercise	Share	Exercise	Share
Expiry	Price	Options	Price	Options

2024	$2.50	157,000	$41.23	9,530
2026	2.50	376,768	41.23	22,870
2031	0.27	137,904	4.52	8,370
2031	2.50	40,032	41.23	2,430
2031	10.06	332,931	165.80	20,614
2032	10.60	363,441	-	-
2032	12.49	78,634	-	-
2040	0.03	56,556,501	0.48	3,433,000
2041	2.50	564,246	41.23	34,250
Total		58,607,457		3,531,064

Weighted average remaining contractual life of options outstanding		17 years		19 years

Share-based compensation expense on stock options recognized in cost of revenue and operating expenses for the year ended December 31, 2022 was $31,710 and $188,416, respectively (2021 - $nil and $1,358,868).

Loss per Share

Basic loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of Class A and Class C Common Stock outstanding, excluding those held in escrow as these are deemed to be contingently returnable shares that must be returned if the earnout contingency is not met, in line with guidance within ASC 260-10-45, Earnings per Share – Presentation, Other Presentation Matters, during the year ended December 31, 2022, and 2021. Shares of Class D Common Stock do not share in earnings and not participating securities (ie non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

15.	Commitments and Contingencies

Commitments

The Company has non-cancelable contractual commitments of approximately $89 million as of December 31, 2022, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over five years commencing in 2023.

Legal Proceedings

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of December 31, 2022 and 2021, there were no material indemnification claims that were probable or reasonably possible.

As of December 31, 2022, Rumble had received notification of several claims 1) a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million 2) a patent infringement lawsuit against the Company and 3) a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida.

The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

16.	Fair Value Measurements

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

16.	Fair Value Measurements (Continued)

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	2022
	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$10,062,500	$10,062,500	$-	$-

	2021
	Fair Value	Level 1	Level 2	Level 3
Option liability	$16,789,203	$-	$-	$16,789,203

17.	Financial Instrument Risks

The Company is exposed to the following risks that arise from its use of financial instruments:

Market Risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates and commodity and equity prices.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

17.	Financial Instrument Risks (Continued)

Credit and Concentration Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company is exposed to credit risk resulting from the possibility that a customer or counterparty to a financial instrument defaults on their financial obligations or if there is a concentration of transactions carried out with the same counterparty. Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents, marketable securities and accounts receivable.

The Company’s cash, cash equivalents, and marketable securities are held in reputable banks in its country of domicile and management believes the risk of loss to be remote.

The Company is exposed to credit risk in the event of default by its customers. Accounts receivable are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the year ended December 31, 2022, one customer accounted for $17,686,000 or 45% of revenue (2021 - $6,545,000 or 69%). As of December 31, 2022, one customer accounted for 66% of accounts receivable (2021 - 35%), which has been collected in the month of January 2023.

18.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $7,060,916 for the year ended December 31, 2022 (2021 - $1,827,794), of which the Company paid share-based compensation to key management amounting to $1,569,754 (2021 - $250,717).

On May 25, 2021, the Company purchased the rights to the domain license for $500,448 from a related party. The purchase price of the domain license was determined based on a contractually agreed price.

The Company incurred related party expenses for personnel services of $1,692,960 during the year ended December 31, 2022 (2021 - $1,079,227). As of December 31, 2022, accounts payable for personnel service was $174,351 (2021 - $115,485).

Additionally, the Company owns $390,000 (2021 - $390,000) from related parties carrying an interest rate of 0.19% per annum, for a Company’s subsidiary’s domain name.

There were no other related party transactions during these periods.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

19.	Segment Information

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

The following presents the revenue by geographic region:

	2022	2021

United States	$37,412,270	$9,188,396
Canada	502,221	130,009
Other	1,469,793	147,958

	$39,384,284	$9,466,363

The Company tracks assets by physical location. Long-lived assets consists of capital assets, net, and are shown below:

	2022	2021

United States	$8,401,351	$927,322
Canada	442,881	359,527
	$8,844,232	$1,286,849

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2022 and 2021

20.	Subsequent Events

On February 17, 2023, the Company filed a petition in the Delaware Court of Chancery (the “Court of Chancery”) under 8 Del. C. §205, or Section 205 of the Delaware General Corporation Law (the “Petition”) to resolve potential uncertainty with respect to the Company’s authorized share capital that was introduced by a recent holding in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022). The Court of Chancery granted the Company’s petition on March 6, 2023, and entered an order that same day under 8 Del. C. §205 (1) declaring the Company’s current certificate of incorporation (the “Current Certificate of Incorporation”), including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on September 15, 2022, and all amendments effected thereby and (2) ordering that the Company’s securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Current Certificate of Incorporation are validated and declared effective, each as of the original issuance dates. The Company has received a litigation demand concerning the subject matter of the Petition, which the Company now believes to be moot by virtue of the granting of the Petition.

In accordance with ASC 855, the Company’s management reviewed all material events through March 27, 2023, and there were no material subsequent events other than those disclosed above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act, as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

As disclosed elsewhere in this Form 10-K, we completed the Business Combination on September 16, 2022. Prior to the Business Combination, CF VI, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because CF VI’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporate Finance’s Regulation S-K Compliance and Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Proxy Statement under the captions Information Regarding the Board of Directors and Corporate Governance and is incorporated by reference herein.

Item 11. Executive Compensation

The information required by this Item will be included in the Proxy Statement under the captions Executive Compensation and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the Proxy Statement under the caption Security Ownership of Certain Beneficial Owners and Management and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s Proxy Statement under the caption Certain Relationships and Related Party Transactions and are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company’s Proxy Statement under the caption Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm and is incorporated by reference herein.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements under Item 8. Consolidated Financial Statements and Supplementary Data

	Reports of Independent Registered Public Accounting Firm (MNP LLP, PCAOB ID: 1930)	F-2
	Consolidated Statements of Comprehensive Loss	F-3
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Shareholders’ Equity (Deficit)	F-5
	Consolidated Statements of Cash Flows	F-6
	Notes to the Consolidated Financial Statements	F-7

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the Financial Statements.

(3)	Exhibits	50

Reference is made to the separate Index to Exhibits contained on pages 50 through 52 filed herewith.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

2.1	Business Combination Agreement, dated as of December 1, 2021, by and between CF Acquisition Corp. VI and Rumble Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed on August 12, 2022).
2.2	Amendment to Business Combination Agreement, by and between CF Acquisition Corp. VI and Rumble Inc. dated August 24, 2022 (incorporated by reference to Exhibit 2.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on August 24, 2022).
2.3	Plan of Arrangement, dated September 16, 2022 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.1*	Second Amended and Restated Certificate of Incorporation of Rumble Inc.
3.2	Amended and Restated Bylaws of Rumble Inc.(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.3	Articles of Incorporation of ExchangeCo, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.4	By-Law No. 1 of ExchangeCo (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.5	Provisions Attaching to ExchangeCo Shares (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
4.1	Warrant Agreement dated February 18, 2021, by and between Continental Stock Transfer & Trust Company, as warrant agent and CF Acquisition Corp. VI (incorporated by reference to Exhibit 4.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on February 24, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to CF Acquisition Corp. VI’s Registration Statement on Form S-1/A filed on February 3, 2021).
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated September 16, 2022, by and among the Company, Computershare Inc., Computershare Trust Company, N.A., and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
4.4*	Description of Securities
10.1	Exchange and Support Agreement, dated September 16, 2022, by and among the Company, ExchangeCo, CallCo and the shareholders of ExchangeCo who hold ExchangeCo Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.2	Subscription Agreement, dated September 16, 2022, by and between CF Acquisition Corp. VI and Christopher Pavlovski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.3	Sponsor Support Agreement dated December 1, 2021, by and among CF Acquisition Corp. VI, CFAC Holdings VI, LLC and Rumble Inc. (incorporated by reference to Annex E to the Proxy Statement/Prospectus filed on August 12, 2022).
10.4	Form of Lock-Up Agreement, by and among CF Acquisition Corp. VI, Rumble Inc. and the holders party thereto (incorporated by reference to Annex H to the Proxy Statement/Prospectus filed on August 12, 2022).
10.5+	Rumble Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 14, 2022).
10.6+*	Form of Restricted Stock Unit Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Executives).
10.7+*	Form of Restricted Stock Unit Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Directors).
10.8+*	Form of Option Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Executives).
10.9+	Rumble Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.10+*	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Time-Based Vesting).
10.11+*	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Cliff Vesting).
10.12+*	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Fully Vested).
10.13+*	Restricted Stock Grant Notice and Agreement by and between Rumble In. and Assaf Lev, dated as of November 24, 2021.
10.14	Share Repurchase Agreement dated December 1, 2021, by and between CF Acquisition Corp. VI and Christopher Pavlovski (incorporated by reference to Exhibit 10.4 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on December 2, 2021).
10.15+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.16	Amended and Restated Registration Rights Agreement, dated September 16, 2022, by and among the Company, Sponsor and the other parties named therein (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.17	Google AdSense Online Terms of Service (incorporated by reference to Exhibit 10.8 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 12, 2022).
10.18	LockerDome, Inc. (now known as Decide) Order Form dated September 24, 2021 (incorporated by reference to Exhibit 10.9 to CF Acquisition Corp. VI’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 15, 2022).

10.19	Amended and Restated Business Cooperation Agreement, dated as of January 16, 2022 and effective as of December 31, 2021, by and between Cosmic Inc. and Rumble Inc. (incorporated by reference to Exhibit 10.9 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 13, 2022).
10.20	Amended and Restated Business Cooperation Agreement, dated as of January 16, 2022 and effective as of December 31, 2021, by and between Kosmik Development Skopje doo and Rumble Inc. (incorporated by reference to Exhibit 10.10 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 13, 2022).
10.21+	Letter Agreement, dated November 4, 2021, by and between Rumble USA Inc. and Michael Ellis (incorporated by reference to Exhibit 10.11 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.22+	Letter Agreement, dated July 26, 2021, by and between Rumble USA Inc. and Tyler Hughes (incorporated by reference to Exhibit 10.12 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.23+	Form of Restricted Class Common Share Ownership Agreement (incorporated by reference to Exhibit 10.13 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.24+	Employment Agreement by and between Rumble Inc. and Christopher Pavlovski, effective as of September 16, 2022 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.25	Forward Purchase Contract dated February 18, 2021, by and between CF Acquisition Corp. VI and CFAC Holdings VI, LLC (incorporated by reference to Exhibit 10.8 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on February 24, 2021).
10.26+	Letter Agreement, dated as of September 16, 2022 by and between Christopher Pavlovski and Rumble Inc. amending Mr. Pavlovski’s employment agreement with Rumble Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.27+	Restricted Stock Unit Grant Notice and Agreement by and between Rumble Inc. and Christopher Pavlovski, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.28	Form of Class A Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on December 2, 2021).
10.29	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Michael Ellis (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2022)
10.30	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Brandon Alexandroff. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 21, 2022).
10.31	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Tyler Hughes. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 21, 2022).
14.1	Rumble Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
16.1	Letter of WithumSmith+Brown, PC to the SEC, dated September 22, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of MNP LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Indicates a management or compensatory plan.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rumble Inc.

/s/ Chris Pavlovski
Name:	Chris Pavlovski
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Position	Date

/s/ Chris Pavlovski	Chief Executive Officer and Chairman	March 30, 2023
Chris Pavlovski	(principal executive officer)

/s/ Brandon Alexandroff	Chief Financial Officer	March 30, 2023
Brandon Alexandroff	(principal financial officer and principal accounting officer)

/s/ Nancy Armstrong	Director	March 30, 2023
Nancy Armstrong

/s/ Robert Arsov	Director	March 30, 2023
Robert Arsov

/s/ Paul Cappuccio	Director	March 30, 2023
Paul Cappuccio

/s/ Ethan Fallang	Director	March 30, 2023
Ethan Fallang

/s/ Ryan Milnes	Director	March 30, 2023
Ryan Milnes