Form 10-Q
period 2023-03-31
Rumble Inc.
filed 2023-05-15
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, the registrant had issued and outstanding (i) 111,467,743 shares of Class A common stock, par value $0.0001 per share, (ii) 167,662,211 shares of Class C common stock, par value $0.0001 per share, and (iii) 105,782,403 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, our ability to grow and manage growth profitably, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our inability to effectively manage future growth and achieve operational efficiencies;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

ii

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996;

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements often involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are typically based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	we may be adversely impacted by other economic, business, and/or competitive factors;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S. and Canada, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Quarterly Report, including those under “Item 1A. Risk Factors” herein, and other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”).

iii

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rumble Inc.
Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
For the three months ended March 31, 2023 and 2022

Rumble Inc.
Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
For the three months ended March 31, 2023 and 2022

Rumble Inc.
Condensed Consolidated Interim Statements of Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31,	2023	2022

Revenues	$17,615,375	$4,044,765

Expenses
Cost of services (content, hosting and other)	$26,014,365	$3,742,570
General and administrative	6,900,545	1,540,367
Research and development	2,550,561	792,332
Sales and marketing	3,297,079	810,505
Finance costs	-	810,817
Share-based compensation	1,800,135	16,986
Foreign exchange loss	15,906	27,577
Amortization and depreciation	681,074	225,627

Total expenses	41,259,665	7,966,781

Loss from operations	(23,644,290)	(3,922,016)
Interest income	3,307,927	8,698
Share of profit from joint venture	-	1,124
Changes in fair value of warrant liability	(8,331,750)	-

Loss before income taxes	(28,668,113)	(3,912,194)
Income tax recovery (expense)	-	-
Deferred tax recovery (expense)	-	-

Net loss and comprehensive loss	$(28,668,113)	$(3,912,194)

Loss per share:
Basic	$(0.14)	$(0.02)
Diluted	$(0.14)	$(0.02)

Weighted-average shares used to compute loss per share:
Basic	202,717,669	173,518,855
Diluted	202,717,669	173,518,855

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.
Condensed Consolidated Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets

Current assets
Cash and cash equivalents	$325,204,642	$337,169,279
Marketable securities	1,100,000	1,100,000
Accounts receivable, net	5,511,545	4,748,189
Prepaid expenses and other	6,997,177	9,342,691
	338,813,364	352,360,159
Prepaid expenses and other, long term	619,812	547,589
Capital assets	10,155,366	8,844,232
Right-of-use assets	1,166,903	1,356,454
Intangible assets	3,204,733	3,211,305
Goodwill	662,899	662,899
	$354,623,077	$366,982,638

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$17,587,702	$14,324,696
Deferred revenue	3,636,261	1,040,619
Lease liabilities	485,229	583,186
Income taxes payable	934	934
	21,710,126	15,949,435
Warrant liability	18,394,250	10,062,500
Lease liabilities, long-term	742,825	835,924
Other liability	500,000	500,000
	41,347,201	27,347,859
Commitments and contingencies

Shareholders’ equity
Common shares	768,357	768,357
Deficit	(57,450,814)	(28,782,701)
Additional paid-in capital	369,958,333	367,649,123
	313,275,876	339,634,779
	$354,623,077	$366,982,638

On behalf of the Board:

________________________	Director	_______________________	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.
Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of Common Stock
	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Additional Paid-in Capital	Deficit	Total

Balance December 31, 2021	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$-	$4,392,666	$(17,378,707)	$30,367,329
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	16,986	-	16,986
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,912,194)	(3,912,194)
Balance March 31, 2022	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$-	$4,409,652	$(21,290,901)	$26,472,121

Balance December 31, 2022	-	-	111,467,763	-	167,662,214	105,782,403	$-	$-	$741,013	$-	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	2,309,210	-	2,309,210
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(28,668,113)	(28,668,113)
Balance March 31, 2023	-	-	111,467,763	-	167,662,214	105,782,403	$-	$-	$741,013	$-	$16,766	$10,578	$369,958,333	$(57,450,814)	$313,275,876

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.
Condensed Consolidated Interim Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31,	2023	2022

Cash flows provided by (used in)

Operating activities
Net loss and comprehensive loss for the period	$(28,668,113)	$(3,912,194)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization and depreciation	681,074	229,416
Share-based compensation	2,309,210	16,986
Interest expense	7,459	7,990
Non-cash portion of operating lease costs	145,359	93,880
Repayment of lease liabilities	(154,323)	(51,840)
Loss on change in fair value of warrants	8,331,750	-
Share of profit from joint venture	-	(1,124)
Changes in assets and liabilities:
Accounts receivable	(763,356)	(506,045)
Prepaid expenses	2,273,291	(1,139,804)
Accounts payable and accrued liabilities	3,263,004	1,545,262
Deferred revenue	2,595,644	(306)
	(9,979,001)	(3,717,779)
Investing activities
Purchase of capital assets	(1,841,205)	(1,750,949)
Purchase of intangible assets	(144,431)	-
	(1,985,636)	(1,750,949)

Decrease in cash and cash equivalents during the period	(11,964,637)	(5,468,728)

Cash and cash equivalents, beginning of period	337,169,279	46,847,375
Cash and cash equivalents, end of period	$325,204,642	$41,378,647

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-
Cash paid for lease liabilities	158,067	65,704

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

1.	Overview and Basis of Presentation

Nature of Operations

Rumble Inc. (“Rumble”, “the Company”, or “the Group”) is a full-service video technology provider offering customizable video players, original content videos, and a library of advertisements for use with its video players. The Company’s registered office is located at 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. The Company’s shares of Class A common stock and warrants are traded on The Nasdaq Global Market under the symbol “RUM” and “RUMBW”, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements (the “financial statements”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the results of the Company and its wholly-owned subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”). All intercompany balances and transactions have been eliminated upon consolidation. These financial statements are presented in U.S. dollars, which is the functional currency of the Company, except where otherwise indicated.

These financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2022 (“Annual Financial Statements”). These financial statements have been prepared using the same accounting policies that were described in Note 3 to the Annual Financial Statements.

The board of directors of the Company approved these condensed consolidated interim financial statements on May 12, 2023.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to the: evaluation of revenue recognition criteria; collectability of accounts receivable; valuation of share-based compensation awards; valuation of financial instruments measured at fair value through profit and loss; assessment and recoverability of long-lived assets; useful lives of long-lived assets, including goodwill; and the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

2.	Summary of Significant Accounting Policies

Accounting standards adopted

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019-04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements. These ASUs are effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods therein. The Company adopted this ASU effective January 1, 2023. The adoption did not have a material impact on the condensed consolidated interim financial statements.

3.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended March 31,
	2023	2022

Advertising	$14,336,450	$2,509,526
Licensing and other	3,278,925	1,535,239
Total revenues	$17,615,375	$4,044,765

Deferred Revenue

Deferred revenue recorded at March 31, 2023 is expected to be fully recognized by March 31, 2024. The deferred revenue balance as of March 31, 2023 was $3,636,261 (December 31, 2022 - $1,040,619).

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

4.	Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023
	Contracted
	Maturity	Balance

Cash	Demand	$8,748,662
Treasury bills and money market funds	Demand	316,455,980
		$325,204,642

	December 31, 2022
	Contracted
	Maturity	Balance

Cash	Demand	$3,519,674
Treasury bills and money market funds	Demand	333,649,605
		$337,169,279

Cash and cash equivalents are carried at amortized cost, which approximates their fair market value.

Marketable securities consist of term deposits of $1,100,000 as of March 31, 2023 and December 31, 2022. The Group did not have any long-term investments as of March 31, 2023 or December 31, 2022 except for the investment in a joint venture.

As of March 31, 2023, the Group entered into a guarantee/ standby letter of credit for $1,257,500 which will be used towards the issuance of credit for running the day-to-day business operations (December 31, 2022 - $1,257,500).

5.	Capital Assets

	March 31, 2023	December 31, 2022
Computer hardware	$9,912,871	$8,866,157
Furniture and fixtures	100,921	100,921
Leasehold improvements	1,716,061	921,570
	11,729,853	9,888,648
Accumulated depreciation	(1,574,487)	(1,044,416)
Net carrying value	$10,155,366	$8,844,232

Depreciation expense on capital assets totaled $530,071 and $111,437 for the three months ended March 31, 2023 and 2022, respectively.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

6.	Right-of-Use Assets and Lease Liabilities

The Group leases several facilities under non-cancelable operating leases with no right of renewal. Our leases have original lease periods expiring between 2023 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	March 31, 2023		December 31, 2022
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Right-of-use assets	$1,882,744	$715,841	$1,926,936	$570,482
Net book value		$1,166,903		$1,356,454

Operating lease costs were $152,818 and $105,659 for the three months ended March 31, 2023 and 2022, respectively, and are included in general and administration expenses in the condensed consolidated interim statement of comprehensive loss.

As of March 31, 2023 the weighted-average remaining lease term and weighted-average incremental borrowing rate for the operating leases were 3.18 years and 2.24%, respectively (December 31, 2022 – 3.26 years and 2.35%).

The following table shows the undiscounted cash flows for the remaining years under the lease arrangement as at March 31, 2023.

2023	$431,771
2024	255,064
2025	258,426
2026	261,848
2027	25,963
1,233,072
Less: imputed interest*	5,018
1,228,054
Current portion	$485,229
Long-term portion	$742,825

*	Imputed interest represents the difference between undiscounted cash flows and discounted cash flows

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

7.	Intangible Assets

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$78,519	$44,624
Domain name	500,448	60,996	439,452
Brand	1,284,000	184,069	1,099,931
Technology	1,475,000	422,901	1,052,099
Internal-use software	639,200	70,573	568,627
	$4,021,791	$817,058	$3,204,733

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$71,019	$52,124
Domain name	500,448	52,656	447,792
Brand	1,284,000	151,969	1,132,031
Technology	1,475,000	349,151	1,125,849
Internal-use software	494,769	41,260	453,509
	$3,877,360	$666,055	$3,211,305

Amortization expense related to intangible assets was $151,003 and $114,190 for the three months ended March 31, 2023 and 2022, respectively.

8.	Warrant Liability

Warrant liability comprises of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of March 31, 2023, the number of warrants and weighted-average exercise price were 8,050,000 warrants and $11.50, respectively (December 31, 2022 - 8,050,000 and $11.50).

The warrants are exercisable and will expire September 16, 2027, or earlier upon redemption or liquidation.

All the Company’s warrants that are classified as liabilities are publicly traded and are classified as Level 1 in the fair value hierarchy. The change in fair value of the warrants are as follows:

Balance, December 31, 2022	$10,062,500
Change in fair value	8,331,750
Balance, March 31, 2023	$18,394,250

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

9.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of March 31, 2023, an amount of $500,000 related to these expenses was recorded in other liability (December 31, 2022 - $500,000).

10.	Shareholders’ Equity

Common and Preference Shares

Authorized

The Company is authorized to issue 1,000,000,000 shares as of March 31, 2023 and December 31, 2022, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share
(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share
(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share
(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share

Issued and outstanding

The following shares of common stock are issued and outstanding at:

	March 31, 2023		December 31, 2022
	Number	Amount	Number	Amount
Class A Common Stock	111,467,763	$741,013	111,467,763	$741,013
Class C Common Stock	167,662,214	16,766	167,662,214	16,766
Class D Common Stock	105,782,403	10,578	105,782,403	10,578

Balance	384,912,380	$768,357	384,912,380	$768,357

Certain shareholders are eligible to receive up to an aggregate of 78,376,354 additional shares of the Company’s Class A Common Stock if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term will expire September 16, 2027. If there is a change in control prior to September 16, 2027 resulting in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to these shareholders. The shares are currently being held in escrow until the contingency is met.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

11.	Share-Based Compensation Expense

Share-based compensation expenses are summarized as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Restricted stock units	$1,980,413	$-
Stock options	328,797	16,986
	$2,309,210	$16,986

During the three months ended March 31, 2023, share-based compensation expense recognized in cost of services was $509,075 in the condensed consolidated interim statement of comprehensive loss (three months ended March 31, 2022 - $nil).

Restricted Stock Units

The following table reflects the continuity of restricted stock units (“RSUs”) transactions during the three months ended March 31, 2023:

	Three months ended March 31, 2023
	Number	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,548,098	$11.62
Granted	-	-
Forfeited	-	-
Outstanding, end of period	1,548,098	$11.62

The total unrecognized compensation cost for the RSUs issued is $14,300,148 which is expected to be recognized over a weighted-average period of 2.15 years.

Stock Options

The following table reflects the continuity of stock option transactions during the three months ended March 31, 2023:

	Three months ended March 31, 2023
	Number	Weighted Average Exercise Price
Outstanding, beginning of year	58,607,457	$0.22
Granted	-	-
Forfeited	(3,985)	10.60
Outstanding, end of period	58,603,472	$0.22

Vested and exercisable	57,818,662	$0.09

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

11.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

Additionally, the option holders are eligible to receive up to an aggregate of 28,587,396 shares of Class A Common Stock in respect of the options they hold if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term will expire September 16, 2027. If there is a change in control prior to September 16, 2027 resulting in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the option holders.

The total unrecognized compensation cost for stock options issued as at March 31, 2023 is $3,864,611 (December 31, 2022 - $4,231,026) which is expected to be recognized over a weighted-average period of 1.93 years (December 31, 2022 – 2.19 years).

The weighted average fair value of the outstanding options as of March 31, 2023 was $0.80 (December 31, 2022 - $0.80). Share options outstanding at March 31, 2023 and December 31, 2022 have the following expiry dates and exercise prices:

	March 31, 2023		December 31, 2022
	Exercise	Share	Exercise	Share
Expiry	Price	Options	Price	Options

2024	$2.50	157,000	$2.50	157,000
2026	2.50	376,768	2.50	376,768
2031	0.27	137,904	0.27	137,904
2031	2.50	40,032	2.50	40,032
2031	10.06	332,931	10.06	332,931
2032	10.60	359,456	10.60	363,441
2032	12.49	78,634	12.49	78,634
2040	0.03	56,556,501	0.03	56,556,501
2041	2.50	564,246	2.50	564,246
Total		58,603,472		58,607,457

Weighted average remaining contractual life of options outstanding		17 years		17 years

12.	Loss per Share

Basic loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of Class A and Class C Common Stock outstanding, excluding those held in escrow as these are deemed to be contingently returnable shares that must be returned if the earnout contingency is not met, in line with guidance within ASC 260-10-45, Earnings per Share – Presentation, Other Presentation Matters, during the three month period. Shares of Class D Common Stock do not share in earnings and not participating securities (i.e. non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

12.	Loss per Share (Continued)

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

13.	Commitments and Contingencies

Commitments

The Company has minimum contractual cash commitments of approximately $68 million as of March 31, 2023, which are primarily related to programming and content, leases, and other service arrangements. The majority of these commitments will be paid over five years commencing in 2023.

In addition to the minimum contractual cash commitments, the Company has programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of March 31, 2023 and December 31, 2022, there were no material indemnification claims that were probable or reasonably possible.

As of March 31, 2023, Rumble had received notification of several claims including (1) a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419 million, (2) a patent infringement lawsuit against the Company, (3) a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida and (4) a litigation demand alleging the Company used voting procedures in violation of Delaware General Corporation Law Section 242(b)(2) when shareholders approved certain amendments to Rumble’s charter in connection with the Company’s de-SPAC transaction.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

13.	Commitments and Contingencies (Continued)

The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

14.	Financial Instrument Risks

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivable are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended March 31, 2023 and 2022, one customer accounted for $9,168,526 and $1,170,057 or 52% and 29% of revenue, respectively. As of March 31, 2023, one customer accounted for 58% of accounts receivable (December 31, 2022 - 66%), which has been collected in the month of April 2023.

The allowance for credit losses at March 31, 2023 was $nil (December 31, 2022 - $nil).

15.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

During the three months ended March 31, 2023, compensation to related parties totalled $2,951,232 (three months ended March 31, 2022 - $350,145), of which the Company paid share-based compensation to related parties amounting to $1,673,431 (three months ended March 31, 2022 - $4,618).

The Company incurred related party expenses for personnel services of $564,649 and $382,780 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, accounts payable for personnel services was $215,636 (December 31, 2022 - $174,351).

Additionally, the Company owns $390,000 (December 31, 2022 - $390,000) from related parties carrying an interest rate of 0.19% per annum, for a Company’s subsidiary’s domain name.

There were no other related party transactions during these periods.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

16.	Segment Information

Disclosure requirements about segments of an enterprise establish standards for reporting information regarding operating segments in the condensed consolidated interim financial statements. These requirements include presenting selected information for each segment. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding how to allocate resources and assess performance. The Company’s chief decision-maker is its chief executive officer. The Company and its chief decision-maker view the Company’s operations and manage its business as one operating segment.

The following presents the revenue by geographic region:

	Three months ended March 31,
	2023	2022

United States	$16,155,288	$3,886,159
Canada	64,512	77,071
Other	1,395,575	81,535

	$17,615,375	$4,044,765

The Company tracks assets by physical location. Long-lived assets consists of capital assets, net, and are shown below:

	March 31, 2022	December 31, 2022

United States	$9,738,185	$8,401,351
Canada	417,181	442,881
	$10,155,366	$8,844,232

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31, 2023 and 2022

17.	Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the condensed consolidated interim statements to conform to the current year presentation. There has been no impact on previously reported net loss or shareholders’ equity from such reclassifications.

The following table summarizes the impact of the reclassification adjustments on the Company’s condensed consolidated interim statement of comprehensive loss for the three months ended March 31, 2022 as included in the Company’s Registration Statement on Form S-4/A filed with the SEC on August 9, 2022.

	As previously reported	Adjustments	As reclassified

Condensed consolidated interim statement of comprehensive loss for the three months ended:
March 31, 2022
Cost of revenues	$3,495,173	$(3,495,173)	$-
Cost of services (content, hosting, and other)	-	3,742,570	3,742,570
General and administrative	1,429,722	110,645	1,540,367
Sales and marketing	1,228,386	(417,881)	810,505
Amortization and depreciation	152,813	72,814	225,627
Income tax expense	12,975	(12,975)	-

18.	Subsequent Events

On May 15, 2023, the Company acquired 100% of the equity of CallIn Corp., a United States based private company, by way of a share transaction. The Company is in the process of evaluating and determining the fair value of the consideration transferred, and the assets and liabilities acquired.

Subsequent to the end of the quarter, the Company entered into additional programming and content agreements with a minimum contractual cash commitment of $102 million. These minimum contractual cash commitments will be paid over 12 to 24 months, commencing April 2023.

In accordance with ASC 855, the Company’s management reviewed all material events through May 12, 2023, and there were no material subsequent events other than those disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Rumble” and “the Company” refer to the business and operations of Rumble Canada Inc. and its consolidated subsidiaries prior to the Business Combination and to Rumble Inc. and its consolidated subsidiaries following the consummation of the Business Combination.

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

Refer to Note 2, Significant Events and Transactions, to the Company’s annual consolidated financial statements for the year ended December 31, 2022 (“Annual Financial Statements”)

Revenues

We generate revenues primarily from advertising and licensing fees. The revenues are generated by delivering content either via our own or third-party platforms. As with the past two years, our focus remains on growing users and usage consumption — and not maximizing revenue — while continuing to experiment with various levers to grow revenue.

Advertising fees are generated by delivering both display advertisements and cost-per-message-read advertisements. Display advertisements are placed on Rumble and third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users. We recognize revenue from display advertisements when a user engages with the advertisement, through an impression, click, or purchase. For cost-per-message-read advertising, customers pay to have their products or services promoted by a content creator and advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read.

Licensing fees are charged on a per video or on a flat-fee per month basis. Licensing fee revenue is recognized as the related performance obligations are satisfied in line with the nature of the intellectual property being licensed.

Other revenues include fees earned from tipping features within the Company’s platform as well as certain cloud, subscription, platform hosting and professional services. Fees from tipping features are recognized at a point in time when a user tips on the platform. Both cloud and subscription services are recognized over time for the duration of the contract. Revenues related to platform hosting are recognized over time as the Company provides access to the platform. Professional service revenues have stand-alone functionality to the customer and are recognized at a point in time as services are provided or earned.

Refer to Note 3, Summary of Significant Accounting Policies, to the Annual Financial Statements.

Expenses

Expenses primarily include cost of services, general and administrative, research and development, sales and marketing, finance costs, share-based compensation, foreign exchange gain or loss, and amortization and depreciation. The most significant component of our expenses on an ongoing basis are programming and content, service provider costs, and staffing-related costs.

We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of expenses will increase in absolute dollar amounts for the foreseeable future.

Cost of Services

Cost of services consists of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to payments to content providers from whom video and other content are licensed. These costs are paid to these providers based on revenues generated, or in fixed amounts. In certain circumstances, we incur additional costs related to incentivizing top content creators to promote and join our platform.

●	Other cost of services include third-party service provider costs such as data center and networking, staffing costs directly related to professional services fees, and costs paid to publishers.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits and bonuses related to our executives, finance team, and administrative employees. It also includes legal and professional fees, business insurance costs, operating lease costs and other costs. As a public company, we expect to continue to incur additional costs related to compliance with applicable securities and other regulations including audit and accounting fees, legal, insurance, investor relations and other costs.

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

Share-based Compensation Expenses

Share-based compensation expenses consist of the recognition of expense for equity awards such as restricted stock units and/ or stock options that are subject to certain performance or service conditions.

Foreign Exchange Gains and Losses

Foreign exchange gains and losses relates to gains and losses on transactions denominated in currencies other than the U.S. dollar that are remeasured using the end-of-period exchange rates or exchanges rates prevailing at the date of the transaction.

Amortization and Depreciation

Amortization and depreciation represents the recognition of costs of assets used in operations, including capital assets and intangible assets, over their estimated service lives.

Non-Operating Income and Other Items

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. We invest in highly liquid securities such as money market funds, treasury bills and term deposits.

Share of Profit from Joint Venture

Share of profit from joint venture consists of the profits earned from a 30% membership interest in a joint venture based in Florida, USA named Liberatio Special Ventures LLC (“Liberatio”).

Change in Fair Value of Warrant Liability

We account for our outstanding warrants in accordance with guidance contained in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”), under which the warrants issued in connection with the public offerings, private placements, and forward purchase contract (“FPA”) entered into with CFAC Holdings VI, LLC (such contract, the “FPA”) do not meet the criteria for equity classification, and must be recorded as liabilities. As these warrants meet the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), they are measured at fair value at inception and each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Income Tax Recovery (Expense)

Income tax recovery (expense) consists of changes in our deferred tax assets and current income taxes.

Key Business Metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the key business metrics described below.

Monthly Active Users (“MAUs”)

We use MAUs as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis. MAUs represent the total web and app users of Rumble for each month, which allows us to measure our total user base calculated from data provided by Google, a third-party analytics provider, using company-set parameters such as excluding users who access content on Rumble through “embedded” videos on domains other than rumble.com. We have used Google Analytics since we first began publicly reporting MAU statistics, and the resulting data have not been independently verified. There is a potential for minor overlap in the resulting data due to users who access Rumble’s content from both the web and the app in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. MAUs do not include embedded video, certain connected TV users, or users of the Locals platform. We also do not separately report the number of users who register for accounts in any given period, which is different from MAUs. Like many other major social media companies, we rely on significant paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine. Spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators, including reporting of MAUs by our third-party analytics provider. We continually seek to improve our ability to estimate the total number of spam-generated users, and we eliminate material activity that is substantially likely to be spam from the calculation of our MAUs. We will not, however, succeed in identifying and removing all spam.

MAUs were 48 million on average in the first quarter of 2023, an increase of 17% from the first quarter of 2022. This growth is attributable to: our growing pool of content, content creators and formats; and our value proposition as competing platforms continue to censor and cancel the voices of creators. The decline in MAUs from the third and fourth quarters of 2022 is primarily the result of: a) certain popular creators being less active on Rumble during the first quarter of 2023 and b) the U.S. mid-term elections during the fourth quarter of 2022 and the subsequent slowdown of news and politics during the first quarter of 2023.

Estimated Minutes Watched Per Month (“MWPM”)

We use estimated MWPM as a measure of audience engagement to help us understand the volume of engagement with our content on a monthly basis. Estimated MWPM represents the monthly average number of minutes watched within a quarterly period, which helps us measure the intensity of user engagement. Estimated MWPM is based on converting actual bandwidth consumption into minutes watched, using our management’s best estimate of video resolution quality mix and various encoding parameters. We continually seek to improve our best estimates based on our observations of creator and user behavior on the Rumble platform, which changes based on the introduction of new product features, including livestreaming. We are currently limited, however, in our ability to collect data from certain aspects of our systems while we seek to improve our measurement capabilities. These limits may result in errors that are difficult to quantify, especially as the proportion of livestreaming on the Rumble platform increases over time, until we are able to measure MWPM directly. Bandwidth consumption includes video traffic across the entire Rumble platform (website, apps, embedded video, connected TV, etc.), as well as what our management believes is a nominal amount of non-video traffic. Starting in the second quarter of 2022 we began transitioning a portion of Locals’ bandwidth consumption to our infrastructure. While this currently represents an immaterial amount of consumption, we expect this to grow in the coming quarters.

Estimated MWPM was 10.8 billion on average in the first quarter of 2023, an increase of 3% from the first quarter of 2022. This growth is attributable to: our growing pool of content creators; our value proposition as competing platforms continue to censor and cancel the voices of creators; and a number of new platform features.

Hours of Uploaded Video Per Day

We use the amount of hours of uploaded video per day as a measure of content creation to help us understand the volume of content being created and uploaded to us on a daily basis.

Hours of uploaded video per day were 11,181 on average in the first quarter 2023, an increase of 82% from the first quarter of 2022. This growth is attributable to: our growing pool of content creators; our value proposition as competing platforms continue to censor and cancel the voices of creators; and a number of new platform features.

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

Results of Operations

The following table sets forth our condensed consolidated interim statements of comprehensive loss for the three months ended March 31, 2023 and 2022 and the dollar and percentage change between the two periods:

For the three months ended March 31,	2023	2022	Variance ($)	Variance (%)

Revenues	$17,615,375	$4,044,765	$13,570,610	336%

Expenses
Cost of services (content, hosting and other)	$26,014,365	$3,742,570	$22,271,795	595%
General and administrative	6,900,545	1,540,367	5,360,178	348%
Research and development	2,550,561	792,332	1,758,229	222%
Sales and marketing	3,297,079	810,505	2,486,574	307%
Finance costs	-	810,817	(810,817)	(100)%
Share-based compensation	1,800,135	16,986	1,783,149	10,498%
Foreign exchange loss	15,906	27,577	(11,671)	(42)%
Amortization and depreciation	681,074	225,627	455,447	202%
Total expenses	41,259,665	7,966,781	33,292,884	418%
Loss from operations	(23,644,290)	(3,922,016)	(19,722,274)	503%
Interest income	3,307,927	8,698	3,299,229	37,931%
Changes in fair value of warrant liability	(8,331,750)	-	(8,331,750)	NM *
Share of profit of a joint venture	-	1,124	(1,124)	(100)%
Loss before income taxes	(28,668,113)	(3,912,194)	(24,755,919)	633%
Income tax recovery (expense)	-	-	-	NM *
Net loss and comprehensive loss	$(28,668,113)	$(3,912,194)	$(24,755,919)	633%

NM* - Percentage change not meaningful.

Revenues

Revenues increased by $13.6 million to $17.6 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, of which $11.8 million is attributable to higher advertising revenue and $1.8 million is attributable to higher licensing and other revenue. The increase in advertising revenue was driven by an increase in consumption as well as the introduction of new advertising solutions for creators, publishers and advertisers, including host read advertising and our online advertising management exchange (“Rumble Advertising Center” or “RAC”), both of which we started to build and test in the second half of 2022. The increase in licensing and other revenue was driven by tipping features within our platform as well as certain cloud, subscription, platform hosting fees, and provision of one-time content.

Cost of Services

Cost of services increased by $22.3 million to $26.0 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due to an increase in programming and content costs of $21.1 million, hosting expenses of $0.5 million, and other service costs of $0.7 million.

General and Administrative Expenses

General and administrative expenses increased by $5.4 million to $6.9 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due to a $1.4 million increase in staffing-related costs, as well as a $4.0 million increase in other administrative expenses, most of which are public company-related including accounting, legal, investor relations, insurance and other administrative services.

Research and Development Expenses

Research and development expenses increased by $1.8 million to $2.6 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due to a $1.3 million increase in staffing-related costs, as well as a $0.5 million increase in costs related to computer software, hardware and other administrative expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.5 million to $3.3 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due to a $0.8 million increase in staffing-related and consulting service costs, as well as a $1.7 million increase in other marketing and public relations activities.

Finance Costs

Finance costs decreased by $0.8 million to zero in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was attributable to transaction costs, which included legal and other professional fees related to the Business Combination that took place in 2022.

Share-based Compensation

Share-based compensation increased by $1.8 million to $1.8 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to the vesting of certain previously and newly granted restricted stock units and stock options.

Foreign Exchange Loss

Foreign exchange loss decreased by $11.7 thousand to $15.9 thousand in the three months ended March 31, 2023, compared to three months ended March 31, 2022. The decrease was primarily due to lower foreign currency rate fluctuation as we maintained the majority of our cash balance in its functional currency as of March 31, 2023.

Amortization and Depreciation

Amortization and depreciation increased by $0.5 million to $0.7 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022 as we continue to build out our infrastructure.

Interest Income

Interest income increased by $3.3 million to $3.3 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due to carrying a higher balance in cash, cash equivalents, and marketable securities as a result of the Business Combination.

Share of Profit from Joint Venture

Share of profit from joint venture decreased by an insignificant amount in the three months ended March 31, 2023 compared three months ended March 31, 2022.

Changes in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $8.3 million resulting in a loss of $8.3 million in the three months ended March 31, 2023. The decrease relates to the issuance of 8,050,000 warrants in connection with the public offerings, private placements, and FPA. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq (Level 1 fair value hierarchy input). Refer to Note 2, Significant Events and Transactions, of the Annual Financial Statements.

Liquidity and Capital Resources

We have historically financed operations primarily through cash generated from operating activities and most recently through proceeds from financing. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of March 31, 2023, our cash, cash equivalents, and marketable securities balance was $326.3 million. Cash, cash equivalents, and marketable securities consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As we have consistently stated, we intend to use a substantial portion of funds that we have raised to acquire content by providing economic incentives, including minimum guaranteed earnings, to a limited number of content creators, including sports leagues. This content acquisition strategy will allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As a result, we expect this strategy will require us to consume a significant portion of our capital raised. The contracts we have signed to date obligate the Company to spend approximately $164 million related to programming and content. Of that amount, as of March 31, 2023, we had entered agreements with a minimum contractual cash commitment of $62 million. Subsequent to the end of the quarter, we entered additional agreements with a minimum contractual cash commitment of $102 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 48 months, commencing in 2023. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial.

The following table presents a summary of the condensed consolidated interim statement of cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Variance
Net cash provided by (used in):	2023	2022	($)
Operating activities	$(9,979,001)	$(3,717,779)	$(6,261,222)
Investing activities	(1,985,636)	(1,750,949)	(234,687)
Decrease in cash and cash equivalents during the period	(11,964,637)	(5,468,728)	(6,495,909)
Cash and cash equivalents, beginning of period	337,169,279	46,847,375	290,321,904
Cash and cash equivalents, end of period	$325,204,642	$41,378,647	$283,825,995

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 primarily consisted of net loss adjusted for certain non-cash items, including a $8.3 million change in fair value of warrant liability and $2.3 million in share-based compensation, as well as changes in working capital. The increase in net cash used in operating activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was mostly due to an increase in expenses partially offset by changes in working capital.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 mostly consisted of $2.0 million in purchases of capital assets and intangible assets. The increase in net cash used in investing activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was mostly due to an increase in purchases of capital assets and internal-use software.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Total revenue	$17,615,375	$19,957,025	$10,983,182	$4,399,312
Net and comprehensive loss	$(28,668,113)	$(944,668)	$(1,858,452)	$(4,688,680)

	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Total revenue	$4,044,765	$2,939,548	$2,069,473	$2,124,879
Net and comprehensive loss	$(3,912,194)	$(10,548,573)	$(2,624,957)	$(315,804)

Critical Accounting Policies and Significant Management Estimates

We prepare our condensed consolidated interim financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of condensed consolidated interim financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe that these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 2, Summary of Significant Accounting Policies, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

Share-Based Compensation Expenses

Stock Options

We estimate the fair value of stock options granted to employees, advisory board members, directors, officers, and consultants using the Black-Scholes option-pricing model (“BSM”). The grant date fair value of stock options is recognized as share-based compensation expense on a straight-line basis over the requisite service period. Forfeitures are accounted for when they occur.

BSM considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

Fair Value of Common Stock:    Because Legacy Rumble Class A common shares (also referred to as “Rumble’s common stock” below) were not publicly traded prior to the closing of the Business Combination, we estimated the fair value of our common stock in 2019, 2020 and 2021 using Level 3 inputs as defined in the ASC 820 fair value hierarchy. Our board of directors considers several objective and subjective factors to determine the fair value of our common stock as discussed in “Common Stock Valuations” below. Fair value of Rumble’s Class A common shares following the closing of the Business Combination is determined based on the Nasdaq closing price of the Company’s Class A common stock as at the date of measurement.

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

Common Stock Valuations

Prior to the closing of the Business Combination, given the absence of a public trading market for our common stock and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation, our board of directors determined the best estimate of fair value of our common stock exercising reasonable judgment and considering numerous objective and subjective factors. These factors included:

●	the valuation at which we conducted our most recent rounds of equity financing;

●	contemporaneous third-party valuations of our common stock;

●	the transaction prices at which we or other holders sold our common stock to outside investors in arms-length transactions;

●	our financial condition, results of operations and capital resources;

●	the industry outlook;

●	consideration that the options awarded reflected rights in illiquid securities in the private company;

●	the valuation of comparable companies;

●	the lack of marketability of our common stock;

●	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of us given prevailing market conditions;

●	the history and nature of our business, industry trends and the competitive environment; and

●	the general economic outlook, including with respect to economic growth, inflation, unemployment, the interest rate environment and global economic trends.

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

Warrants

Measurement of the Company’s warrants issued to purchase shares of Class A common stock post-closing of the Business Combination is based on the Nasdaq closing price of the Company’s warrants as at the date of measurement. Warrants issued to purchase common stock of Legacy Rumble prior to the closing of the Business Combination were freestanding financial instruments classified as equity, and measured using the BSM option pricing model, which included assumptions related to the inputs of exercise price, fair value of the underlying common stock, risk-free interest rate, expected term, expected volatility, and expected dividend yield, which were all determined in the same manner as our stock options detailed in the above “Stock Based Compensation Expenses” section. As the outstanding warrants (prior to the closing of the Business Combination) were also subject to a performance condition, management assessed the probability of the performance condition being met at each reporting date. These Legacy Rumble warrants were exchanged for 14,153,048 shares of Class A common stock of the Company as part of the Business Combination, for a par value of $731,281.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated interim financial statements for the three months ended March 31, 2023 and 2022.

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

Credit Risk

We are exposed to credit risk on our cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with one customer. For the three months ended March 31, 2023 and 2022, one customer accounted for $9.2 million and $1.2 million or 52% and 29% of revenue, respectively. As of March 31, 2023, one customer accounted for 58% of our accounts receivable (December 31, 2022 - 66%), which has been collected in the month of April 2023.

Interest Rate Risk

We are exposed to interest rate risk on our cash, cash equivalents and marketable securities. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $326.3 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

Changes in Internal Controls over Financial Reporting

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

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the SEC. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Risks Relating to Our Business

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

Our user base and user engagement growth are directly driven by the content available on our platform. As part of our previously announced strategy, we intend to use a substantial portion of funds that we have raised to acquire content by providing economic incentives, including minimum guaranteed earnings, to a limited number of content creators, including sports leagues. This content acquisition strategy is intended to allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. The contracts we have signed to date obligate the Company to spend approximately $164 million related to programming and content. Of that amount, as of March 31, 2023, we had entered agreements with a minimum contractual cash commitment of $62 million. Subsequent to the end of the quarter, we entered additional agreements with a minimum contractual cash commitment of $102 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 48 months, commencing in 2023. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial. To the extent our revenue and/or user growth assumptions associated with any such creator does not meet our expectations, our financial performance, results of operations and liquidity may be negative impacted, since a failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

Risks Related to the Legal and Regulatory Environment in Which We Operate

We may become subject to newly enacted laws and regulations that restrict content on the internet.

Canada’s Bill C-11, also known as the Online Streaming Act, will grant Canadian regulatory authorities significantly increased regulatory powers over all audiovisual content on the internet, including content on platforms like ours. The recent enactment of the Online Streaming Act is likely to limit the freedom of speech and artistic expression on the internet, which in turn may inhibit the growth of alternative and nontraditional platforms like Rumble relative to traditional media publishers and established technology platforms that feature stricter content moderation. Several U.S. states have also enacted legislation that regulates online content. For example, New York State’s Social Media Law, which aims to impose regulations on social media companies, was recently enjoined by a court, but is currently undergoing an appeal. In addition, the states of Utah and Arkansas have recently enacted legislation limiting the ability of minors to use online platforms without parental consent. Our business, financial performance and results of operations could be negatively affected by the impact of these laws and the costs of complying with them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

RUMBLE INC.

Date: May 15, 2023		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: May 15, 2023		/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer