Form 10-Q
period 2023-06-30
Rumble Inc.
filed 2023-08-14
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had issued and outstanding (i) 112,479,147 shares of Class A common stock, par value $0.0001 per share, (ii) 167,662,211 shares of Class C common stock, par value $0.0001 per share, and (iii) 105,782,403 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, our ability to grow and manage growth profitably, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our inability to effectively manage future growth and achieve operational efficiencies;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

ii

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996;

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements often involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are typically based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	we may be adversely impacted by other economic, business, and/or competitive factors;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S. and Canada, regulations regarding paid endorsements by content creators, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Quarterly Report, including those under “Item 1A. Risk Factors” herein, and other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”).

iii

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rumble Inc.
Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
For the three and six months ended June 30, 2023 and 2022

Rumble Inc.
Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
For the three and six months ended June 30, 2023 and 2022

Contents

Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Statements of Comprehensive Loss	3
Condensed Consolidated Interim Balance Sheets	4
Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficit)	5
Condensed Consolidated Interim Statements of Cash Flows	6
Notes to the Condensed Consolidated Interim Financial Statements	7-22

Rumble Inc.

Condensed Consolidated Interim Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenues	$24,974,054	$4,399,312	$42,589,429	$8,444,077

Expenses
Cost of services (content, hosting, other)	$40,849,816	$4,183,424	$66,864,181	$7,925,992
General and administrative	6,455,676	1,755,298	13,356,221	3,295,665
Research and development	4,050,584	1,191,567	6,601,145	1,983,899
Sales and marketing	3,568,051	1,137,515	6,865,130	1,948,020
Finance costs	704,202	530,239	704,202	1,341,056
Share-based compensation	3,170,944	16,986	4,971,079	33,972
Foreign exchange loss (gain)	5,838	(3,010)	21,744	24,567
Amortization and depreciation	1,043,560	288,957	1,724,634	514,586

Total expenses	59,848,671	9,100,976	101,108,336	17,067,757

Loss from operations	(34,874,617)	(4,701,664)	(58,518,907)	(8,623,680)
Interest income	3,570,423	14,108	6,878,350	22,806
Other income	3,343	-	3,343	-
Share of profit (loss) from joint venture	-	(1,124)	-	-
Changes in fair value of contingent consideration	373,996	-	373,996	-
Changes in fair value of warrant liability	1,489,250	-	(6,842,500)	-

Loss before income taxes	(29,437,605)	(4,688,680)	(58,105,718)	(8,600,874)
Income tax recovery (expense)	(16,475)	-	(16,475)	-

Net and comprehensive loss	$(29,454,080)	$(4,688,680)	$(58,122,193)	$(8,600,874)

Loss per share - basic	$(0.15)	$(0.03)	$(0.29)	$(0.05)
Loss per share - diluted	$(0.15)	$(0.03)	$(0.29)	$(0.05)
Weighted-average number of common shares used in computing net loss per share - basic	201,257,144	173,518,855	201,006,921	173,518,855
Weighted-average number of common shares used in computing net loss per share – diluted	201,257,144	173,518,855	201,006,921	173,518,855

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30,	December 31,
	2023	2022

Assets

Current assets
Cash and cash equivalents	$295,563,303	$337,169,279
Marketable securities	1,100,000	1,100,000
Accounts receivable, net	6,858,974	4,748,189
Prepaid expenses and other	15,652,152	9,342,691
	319,174,429	352,360,159

Prepaid expenses and other, long term	1,120,624	547,589
Capital assets	15,347,956	8,844,232
Right-of-use assets	1,021,399	1,356,454
Intangible assets	10,820,447	3,211,305
Goodwill	12,504,329	662,899
	$359,989,184	$366,982,638

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$26,513,401	$14,324,696
Deferred revenue	8,527,408	1,040,619
Lease liabilities	410,620	583,186
Contingent consideration	1,715,744	-
Income taxes payable (receivable)	(1,359)	934
Deferred tax liability (asset)	1,629,180	-
	38,794,994	15,949,435

Lease liabilities, long-term	671,669	835,924
Contingent consideration, net of current portion	1,402,001	-
Warrant liability	16,905,000	10,062,500
Other liability	500,000	500,000
	58,273,664	27,347,859

Commitments and contingencies

Shareholders’ Equity
Common shares	768,513	768,357
Deficit	(86,904,894)	(28,782,701)
Additional paid-in capital	387,851,901	367,649,123
	301,715,520	339,634,779
	$359,989,184	$366,982,638

On behalf of the Board:

________________________	Director	_______________________	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

(Unaudited)

	Number of Common Stock
	Legacy Rumble Class A	Legacy Rumble Class B	Class A - Issued	Class A – Shares to Issued/ Contingently Issuable	Class C	Class D	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class C	Class D	Additional Paid-in Capital	Deficit	Total

Balance December 31, 2021	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$4,392,666	$(17,378,707)	$30,367,329
Share based payments	-	-	-	-	-	-	-	-	-	-	-	33,972	-	33,972
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(8,600,874)	(8,600,874)
Balance June 30, 2022	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$4,426,638	$(25,979,581)	$21,800,427

Balance December 31, 2022	-	-	111,467,763	-	167,662,214	105,782,403	$-	$-	$741,013	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779
Issuance and contingently issuable Class A Common Stock in connection with Callin acquisition	-	-	606,147	865,405	-	-	-	-	147	-	-	14,520,968	-	14,521,115
Issuance costs in connection with Callin acquisition	-	-	-	-	-	-	-	-	-	-	-	(40,478)	-	(40,478)
Issuance of Class A Common Stock upon vesting of restricted stock units	-	-	94,145	3,981	-	-	-	-	9	-	-	(9)	-	-
Withholding taxes on net share settlement of share-based compensation	-	-	(44,625)	-	-	-	-	-	-	-	-	(447,589)	-	(447,589)
Share based payments	-	-	-	-	-	-	-	-	-	-	-	6,169,886	-	6,169,886
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(58,122,193)	(58,122,193)
Balance June 30, 2023	-	-	112,123,430	869,386	167,662,214	105,782,403	$-	$-	$741,169	$16,766	$10,578	$387,851,901	$(86,904,894)	$301,715,520

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the six months ended June 30,	2023	2022

Cash flows provided by (used in)

Operating activities
Net and comprehensive loss for the period	$(58,122,193)	$(8,600,874)
Adjustments to reconcile net loss to cash flows:
used in operating activities:
Amortization and depreciation	1,724,634	522,547
Share-based compensation	5,722,297	33,972
Interest expense	13,487	18,608
Non-cash portion of operating lease costs	290,863	232,327
Repayment of lease liabilities	(306,116)	(187,103)
Loss on change in fair value of warrants	6,842,500	-
Gain on change in fair value of contingent consideration	(373,996)	-

	(44,208,524)	(7,980,523)
Changes in non-cash working capital:
Accounts receivable	(2,102,138)	(299,921)
Prepaid expenses	(6,681,846)	(3,317,496)
Accounts payable and accrued liabilities	10,980,889	1,986,907
Deferred revenue	7,486,791	312,151
Income taxes payable (receivable)	-	-
	(34,524,828)	(9,298,882)

Investing activities
Purchase of capital assets	(7,684,880)	(4,018,919)
Purchase of intangible assets	(356,779)	-
Cash acquired in connection with Callin acquisition	1,000,989	-
	(7,040,670)	(4,018,919)

Financing activities
Share issuance costs	(40,478)	-
	(40,478)	-
Decrease in cash and cash equivalents during the period	(41,605,976)	(13,317,801)

Cash and cash equivalents, beginning of period	337,169,279	46,847,375
Cash and cash equivalents, end of period	$295,563,303	$33,529,574

Supplemental cash flow information
Cash paid for income taxes	$16,475	$-
Cash paid for interest	4,212	-
Cash paid for lease liabilities	392,141	270,525

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

1.	Overview and Basis of Presentation

Nature of Operations

Rumble Inc. (“Rumble”, the “Company”, or the “Group”) is a full-service video technology provider offering customizable video players, original content videos, and a library of advertisements for use with its video players. The Company’s registered office is located at 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. The Company’s shares of Class A common stock and warrants are traded on The Nasdaq Global Market under the symbol “RUM” and “RUMBW”, respectively.

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

The board of directors of the Company approved these condensed consolidated interim financial statements on August 10, 2023.

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

2.	Summary of Significant Accounting Policies

Right-of-Use Assets and Lease Liabilities

The Company has elected the practical expedient to not recognize right-of-use assets and lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the commencement date.

Share-Based Compensation

The Company issued equity awards such as stock options and restricted stock units for certain of its employees, advisory board members, directors, officers and consultants. The Company applies the provisions of ASC 718, Stock-based Compensation, which requires companies to measure all share-based compensation awards using a fair value-based measure. For awards with a market condition, the market condition is taken into consideration in the fair value-based measure, whereas service and performance conditions are taken into consideration in determining the share-based compensation expense.

For equity awards granted to employees that have only a service condition, the Company recognizes the share-based compensation expense on a straight-line basis over the requisite service period. The vesting period for the equity awards granted is determined by the Board of Directors and the typical vesting period for equity awards with service conditions is vesting over three to four years. The requisite service period for Rumble’s equity awards subject only to service conditions is coterminous with the vesting period specific to those equity awards.

For equity awards with either a market condition or a performance condition, the Company determines the fair value of each tranche of the award, and then recognizes the share-based compensation expense associated with each tranche of the award over the requisite service period for that tranche. For equity awards with a performance condition, the Company assesses the likelihood of the performance condition underlying an award being met, and recognizes a share-based compensation expense associated with that award only if it is probable the performance condition will be met. Where the performance condition underlying an award is a change in control, the Company considers the performance condition to be probable only when it occurs.

Forfeitures are accounted for when they occur.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Business Combination (Continued)

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that do not meet all the criteria for equity classification, such contingent consideration are required to be recorded at their initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of comprehensive loss in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

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

3.	Business Combinations

On May 15, 2023 (the “Acquisition Date”), the Company acquired 100% of the issued and outstanding equity of CallIn Corp. (“Callin”), a podcasting and live streaming platform. The Company has determined that Callin meets the definition of a business and has accounted for the acquisition as a business combination. A provisional estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition is as follows:

Total consideration	$18,082,856

Net assets acquired:
Cash	$1,000,989
Accounts receivable	10,939
Prepaid expenses	200,651
Capital assets	37,841
Intangible assets	7,758,000
Accounts payable, accruals, and other liabilities	(1,137,814)
Deferred tax liability	(1,629,180)
Total net assets acquired	$6,241,426

Goodwill	$11,841,430

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

3.	Business Combinations (Continued)

The provisional estimate of fair value of the consideration consists of the following:

Fair Value
Shares issued	$6,055,409
Shares to be issued	3,603,493
Replacement awards	15,578
Contingent consideration (liability) -retention payments	3,491,741
Contingent consideration (equity) – milestone 1	2,490,152
Contingent consideration (equity) – milestone 2	2,356,483
Contingent consideration payable	70,000
Total consideration	$18,082,856

Under the terms of the acquisition agreement, the Company is required to issue upfront share consideration of 966,857 shares of Class A Common Stock to the preferred shareholders and SAFE note holders of Callin, of which 606,147 shares had been issued as of June 30, 2023. The fair value of the Company’s Class A Common Stock on the acquisition date was $9.99 per share. In addition, the Company issued rights to four payments of 375,000 contingently issuable shares of Class A Common Stock to the common shareholders, series FF preferred shareholders, option holders and continuing employees of Callin contingent on the following conditions being met:

●	Retention payment 1: Services are provided by a selling shareholder for 12 months;

●	Retention payment 2: Services are provided by a selling shareholder for 24 months;

●	Milestone payment 1: Within 12 months, certain feature development and technical performance criteria are achieved, and the acquired technology is integrated into the Company’s existing software.

●	Milestone payment 2: Within 24 months, certain feature development and technical performance criteria are achieved.

In assessing what is part of the business combination, the Company has determined that because the two retention payments are contingent on a selling securityholder’s providing continuing services post-combination, the portion of those tranches earned by the party providing services should be reflected in the Company’s financial statements as post-combination expense. In addition, where future services are required by employees in order to earn rights to the contingent consideration, such rights are being accounted for either entirely as post-combination expense or as replacement awards where the rights replace unvested options or restricted series FF preferred shares that were originally granted by Callin. For the remainder, the four tranches of contingently issuable shares have been accounted for as contingent consideration.

The following table shows the breakdown of the contingently issuable shares:

Number of Shares
Contingent consideration	903,689
Share-based compensation (Note 12)	596,311
Total contingently issuable shares	1,500,000

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

3.	Business Combinations (Continued)

The fair value of the contingent consideration has been estimated as follows:

Retention payments 1 and 2

The Company has determined that retention payments 1 and 2 are one unit of account requiring the Company to issue a variable number of shares that is not indexed to the Company’s stock. As a result, the consideration that is contingent on a selling securityholder’s providing continuing services has been classified as a liability. The contingent consideration is classified Level 3 in the fair value hierarchy. The key inputs into the fair value determination are the expected number of shares to be issued and the share price on the Acquisition Date. At the Acquisition Date, management estimated the number of shares to be issued is 349,523. The Company has recognized a change in fair value of this contingent consideration of $373,996 due to the change in the Company’s stock price during the period between the Acquisition Date and the period end.

Milestone payments 1 and 2

The Company has determined that milestone payments 1 and 2 are separate units of account because a fixed number of shares will be issued if each contingency is met, and meeting one contingency is not dependent on the other. The key inputs into the fair value determination are the probability of each contingency being met, and the share price on the Acquisition Date. In management’s judgement, the probability of the first and second milestones being met is 100% and 95%, respectively.

Due to the complexity of the valuation process and short period between the Acquisition Date and the period end, the identification and measurement of the assets acquired, and liabilities assumed, as well as the measurement of consideration and contingent consideration is provisional and is subject to adjustment upon the completion of the valuation process and analysis of resulting tax effects. The Company will finalize the accounting for the acquisition no later than one year from Acquisition Date and will reflect these adjustments in the reporting period in which the adjustments are determined as required by ASC 805. Differences between these provisional estimates and the final acquisition accounting may occur and these differences could have a material impact on the Company’s future financial position and results of operations.

The acquired goodwill relates to Callin’s workforce and synergies that are expected to be realized upon the integration of Callin’s technology with Rumble’s platform. Such synergies will include the ability to leverage the creator relationships that Rumble has secured to date and will allow for a greater ability to establish brand recognition and monetization of the Callin platform in the future. The goodwill is not expected to be deductible for tax purposes.

Acquisition-related transaction costs incurred by the Company in the three and six months ended June 30, 2023 were $704,202 and $704,202, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

4.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended		Six months ended
	June 30		June 30
	2023	2022	2023	2022

Advertising	$20,239,817	$2,247,680	$34,576,267	$4,757,206
Licensing and other	4,734,237	2,151,632	8,013,162	3,686,871
Total revenues	$24,974,054	$4,399,312	$42,589,429	$8,444,077

Deferred Revenue

Deferred revenue recorded at June 30, 2023 is expected to be fully recognized by June 30, 2024. The deferred revenue balance as of June 30, 2023 was $8,527,408 (December 31, 2022 - $1,040,619).

5.	Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents consist of the following:

	June 30, 2023
	Contracted
	Maturity	Balance

Cash	Demand	$9,066,087
Treasury bills and money market funds	Demand	286,497,216
		$295,563,303

	December 31, 2022
	Contracted
	Maturity	Balance

Cash	Demand	$3,519,674
Treasury bills and money market funds	Demand	333,649,605
		$337,169,279

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

5.	Cash, Cash Equivalents, and Marketable Securities (Continued)

Cash and cash equivalents are carried at amortized cost, which approximates their fair market value.

Marketable securities consist of term deposits of $1,100,000 as of June 30, 2023 and December 31, 2022. The Group did not have any long-term investments as of June 30, 2023 or December 31, 2022 except for the investment in a joint venture.

As of June 30, 2023, the Group had a guarantee/ standby letter of credit for $1,362,500 which will be used for the running of the day-to-day business operations (December 31, 2022 - $1,257,500).

6.	Capital Assets

	June 30,	December 31,
	2023	2022
Computer hardware	$15,641,405	$8,866,157
Furniture and fixtures	109,304	100,921
Leasehold improvements	1,860,660	921,570
	17,611,369	9,888,648
Accumulated depreciation	(2,263,413)	(1,044,416)
Net carrying value	$15,347,956	$8,844,232

Depreciation expense on capital assets for the three and six months ended June 30, 2023 was $688,926 and $1,218,997, respectively (three and six months ended June 30, 2022 - $174,766 and $286,203)

7.	Right-of-Use Assets and Lease Liabilities

The Group leases several facilities under non-cancelable operating leases with no right of renewal. Our leases have original lease periods expiring between 2023 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	June 30, 2023		December 31, 2022
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Right-of-use assets	$1,882,744	$861,345	$1,926,936	$570,482
Net book value		$1,021,399		$1,356,454

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

7.	Right-of-Use Assets and Lease Liabilities (Continued)

Operating lease costs for the three and six months ended June 30, 2023 were $177,192 and $330,010, respectively (three and six months ended June 30, 2022 - $153,238 and $258,897) and are included in general and administration expenses in the condensed consolidated interim statement of comprehensive loss.

As of June 30, 2023 the weighted-average remaining lease term and weighted-average incremental borrowing rate for the operating leases were 3.10 years and 2.17%, respectively (December 31, 2022 – 3.26 years and 2.35%).

The following shows the undiscounted cash flows for the remaining years under the lease arrangement as of June 30, 2023.

2023	$286,320
2024	254,566
2025	257,928
2026	261,350
2027	25,880
1,086,044
Less: imputed interest	3,755
1,082,289
Current portion	$410,620
Long-term portion	$671,669

*	Imputed interest represents the difference between undiscounted cash flows and discounted cash flows

8.	Intangible Assets

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$86,021	$37,122
Domain name	500,448	69,337	431,111
Brand	1,284,000	216,169	1,067,831
Technology	9,233,000	690,601	8,542,399
Internal-use software	851,548	109,564	741,984
	$11,992,139	$1,171,692	$10,820,447

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

8.	Intangible Assets (Continued)

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$71,019	$52,124
Domain name	500,448	52,656	447,792
Brand	1,284,000	151,969	1,132,031
Technology	1,475,000	349,151	1,125,849
Internal-use software	494,769	41,260	453,509
	$3,877,360	$666,055	$3,211,305

Amortization expense related to intangible assets for the three and six months ended June 30, 2023 was $354,634 and $505,637, respectively (three and six months ended June 30, 2022 - $114,492 and $228,382).

9.	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows:

Balance, December 31, 2022	$662,899
Acquisitions	11,841,430
Balance, June 30, 2023	$12,504,329

10.	Warrant Liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of June 30, 2023, the number of warrants outstanding and weighted-average exercise price were 8,050,000 warrants and $11.50, respectively (December 31, 2022 - 8,050,000 and $11.50). The warrants are exercisable and will expire September 16, 2027, or earlier upon redemption or liquidation.

All the Company’s warrants that are classified as liabilities are publicly traded and are classified as Level 1 in the fair value hierarchy. The change in fair value of the warrants are as follows:

Balance, December 31, 2022	$10,062,500
Change in fair value	8,331,750
Balance, March 31, 2023	$18,394,250
Change in fair value	(1,489,250)
Balance, June 30, 2023	$16,905,000

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

11.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, and non-interest bearing, and have been treated as a long-term liability. As of June 30, 2023, an amount of $500,000 related to these expenses is recorded in other liability (December 31, 2022 - $500,000).

12.	Shareholders’ Equity

Common and Preference Shares

Authorized

The Company is authorized to issue 1,000,000,000 shares as of June 30, 2023 and December 31, 2022, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share

Issued and outstanding

The following shares of common stock are issued and outstanding at:

	June 30, 2023		December 31, 2022
	Number	Amount	Number	Amount
Class A Common Stock	112,484,140	$741,169	111,467,763	$741,013
Class C Common Stock	167,662,214	16,766	167,662,214	16,766
Class D Common Stock	105,782,403	10,578	105,782,403	10,578

Balance	385,928,757	$768,513	384,912,380	$768,357

Certain shareholders are eligible to receive up to an aggregate of 78,376,354 additional shares of the Company’s Class A Common Stock (inclusive of ExchangeCo shares exchangeable for Class A Common Stock) if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term will expire September 16, 2027. If there is a change in control prior to September 16, 2027 resulting in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to these shareholders. The shares are currently being held in escrow until the contingency is met.

In connection with the business combination described in Note 3, the Company has classified 865,405 shares of Class A Common Stock as to be issued/ contingently issuable. Of this amount, 360,710 shares will be issued upon receipt of customary documentation from the applicable former Callin securityholders. The remaining 504,695 shares are contingently issuable based on the satisfaction of the contingencies described in Note 3.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

13.	Share-Based Compensation Expense

Share-based compensation expenses are summarized as follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022

Restricted stock units	$2,225,133	$-	$4,205,546	$-
Stock options	1,127,410	16,986	1,456,207	33,972
Rights to contingent consideration	508,133	-	508,133	-
	$3,860,676	$16,986	$6,169,886	$33,972

The Company recognized share-based compensation expense in cost of services for the three and six months ended June 30, 2023 of $689,732 and $1,198,807, respectively, in the condensed consolidated interim statement of comprehensive loss (three and six months ended June 30, 2022 - $nil and $nil).

Restricted Stock Units

The following table reflects the continuity of restricted stock units (“RSUs”) transactions:

	Six months ended June 30, 2023
	Number	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,548,098	$11.62
Granted	351,628	9.49
Vested	(98,126)	10.49
Forfeited	(3,069)	9.42
Outstanding, end of period	1,798,531	$11.27

The total unrecognized compensation cost for the RSUs issued is $15,383,651 which is expected to be recognized over a weighted-average period of 2.22 years.

RSUs settle into shares of Class A Common Stock upon vesting. Upon the vesting of RSUs, the Company will net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. During the three and six months ended June 30, 2023, the number of RSUs vested was 98,126, of which 49,520 were settled in shares of Class A Common Stock, 44,625 were settled in cash to cover taxes withheld, and 3,981 were not yet settled. The amount of taxes withheld was $447,589 and the payment of the withheld taxes to the tax authorities will be paid subsequent to period end.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

13.	Share-Based Compensation Expense (Continued)

Stock Options

During the three and six months ended June 30, 2023, the Company issued stock options that were subject to certain performance or service conditions.

The grant date fair values of the options issued on various dates were in the range of $4.67 to $9.23 per option. The fair value of the options was determined using either a Black-Scholes option pricing model or a Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The following assumptions were made:

Share price	$9.42-$10.36
Exercise price	$9.42-$10.36
Risk-free interest rate	3.42%-3.74%
Volatility	95%
Expected life	10 years
Dividend rate	0.00%

The Company estimated the volatility by reference to comparable companies that are publicly traded.

The following table reflects the continuity of stock option transactions:

	Six months ended June 30, 2023
	Service Conditions		Performance Conditions
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding, beginning of year	58,607,457	$0.22	-	$-
Granted	1,390,448	9.50	358,249	9.42
Forfeited	(18,975)	9.96	-	-
Outstanding, end of period	59,978,930	$0.43	358,249	$9.42

Vested and exercisable	57,846,905	$0.09	-	$-

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

The total unrecognized compensation cost for options with a service only condition and options with a performance condition as of June 30, 2023 was $13,899,913 and $3,000,000, respectively (December 31, 2022 - $4,231,026 and $nil). For the options with a service only condition, the cost is expected to be recognized over a weighted average period of 2.46 years (December 31, 2022 – 2.19 years).

As of June 30, 2023, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the condensed consolidated interim statement of comprehensive loss.

The weighted average fair value of the outstanding options with a service only condition and options with a performance condition as of June 30, 2023 was $0.98 and $8.37, respectively (December 31, 2022 - $0.80 and $nil).

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

13.	Share-Based Compensation Expense (Continued)

Rights to Contingent Consideration

In connection with the acquisition of Callin as described in Note 3, the Company was required by the merger agreement to replace unvested options, unvested series FF preferred shares, and restricted common stock held by continuing employees of Callin with a right to receive contingent consideration. If the underlying contingencies are met, the obligation will be satisfied by the issuance of shares of Class A Common Stock. In addition, as described in Note 3, two of the contingent consideration tranches are dependent on one selling securityholder providing services to the Company.

Where the right to receive contingent consideration was issued to replace unvested awards of the acquired company, the Company has allocated an amount to consideration based on the fair value of the original award at the Acquisition Date. The amount allocated is based on the period of time vested as of the Acquisition Date in relation to the greater of the vesting period of the original award and the total service requirement as per the below. The difference between the fair value of the new award on the Acquisition Date and the amount allocated to consideration is post-combination expense, as laid out below:

Fair value
Allocated to consideration	$15,578
Allocated to post-combination services	5,941,563
Total fair value of rights	$5,957,141

The portion of the fair value allocated to post-combination services will be recognized in the consolidated statement of operations and comprehensive loss over the remaining service period.

	Service Conditions	Performance Conditions
Outstanding, beginning of year	-
Granted	351,063	245,248
Forfeited	-	-
Outstanding, end of period	351,063	245,248

During the three and six months ended June 30, 2023, share-based compensation expense of $508,133 was recognized in the condensed consolidated interim statement of comprehensive loss related to the rights to contingent consideration. As of June 30, 2023, there was $3,235,320 and $2,198,110 of total unrecognized compensation cost related to rights with a service only condition, and rights with a performance condition, respectively. That cost is expected to be recognized over a weighted average period of 1.70 years and 1.57 years, respectively.

14.	Loss per Share

Basic loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of Class A and Class C Common Stock outstanding, excluding those held in escrow as these are deemed to be contingently returnable shares that must be returned if the earnout contingency is not met, in line with guidance within ASC 260-10-45, Earnings per Share – Presentation, Other Presentation Matters, during the three and six months ended June 30, 2023 and 2022. Shares of Class D Common Stock do not share in earnings and not participating securities (i.e. non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

15.	Commitments and Contingencies

Commitments

The Company has minimum contractual cash commitments of approximately $154 million as of June 30, 2023, which are primarily related to programming and content, leases, and other service arrangements. The majority of these commitments will be paid over five years commencing in 2023.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of June 30, 2023 and December 31, 2022, there were no material indemnification claims that were probable or reasonably possible.

As of June 30, 2023, Rumble had received notification of, (1) a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million (2) a patent infringement lawsuit against the Company and (3) a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida.

The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

16.	Fair Value Measurements

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivable are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended June 30, 2023, one customer accounted for $14,596,739 or 58% of revenue (three months ended June 30, 2022 - $1,029,505 or 25%). For the six months ended June 30, 2023, one customer accounted for $23,765,265 or 56% of revenue (six months ended June 30, 2022 - $2,137,046 or 25%). As of June 30, 2023, one customer accounted for 54% of accounts receivable (December 31, 2022 - 66%), which has been collected in the month of July 2023.

The allowance for credit losses at June 30, 2023 was $nil (December 31, 2022 - $nil).

17.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $3,349,257 and $6,284,386 for the three and six months ended June 30, 2023, respectively (three and six months ended June 30, 2022 - $347,874 and $698,019). Of such amounts, the Company paid share-based compensation to related parties amounting to $2,119,457 and $3,821,871 for the three and six months ended June 30, 2023, respectively (three and six months ended June 30, 2022 - $1,285 and $5,903).

The Company incurred related party expenses for personnel services of $704,386 and $1,269,035 during the three and six months ended June 30, 2023 respectively (three and six months ended June 30, 2022 - $446,369 and $829,149). As of June 30, 2023, accounts payable for personnel services was $226,748 (December 31, 2022 - $174,351).

As at June 30, 2023, the Company was owed $390,000 (December 31, 2022 - $390,000) from related parties pursuant to a loan carrying an interest rate of 0.19% per annum. The loan was originally incurred in connection with the purchase of a Company subsidiary’s domain name. The outstanding loan was repaid in full in July 2023.

There were no other related party transactions during these periods.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

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

The following presents the revenue by geographic region:

	Three months ended		Six months ended
	June 30		June 30
	2023	2022	2023	2022

United States	$23,642,456	$4,253,553	$39,797,744	$8,139,712
Canada	232,371	80,158	296,883	157,229
Other	1,099,227	65,601	2,494,802	147,136

	$24,974,054	$4,399,312	$42,589,429	$8,444,077

The Company tracks assets by physical location. Long-lived assets consists of capital assets, net, and are shown below:

	June 30, 2023	December 31, 2022

United States	$14,953,398	$8,401,351
Canada	394,558	442,881
	$15,347,956	$8,844,232

19.	Subsequent Events

In accordance with ASC 855, the Company’s management reviewed all material events through August 10, 2023, and there were no material subsequent events other than those disclosed above.

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

Significant Events and Transactions

As previously announced, on December 1, 2021, CF Acquisition Corp. VI, a Delaware corporation (“CFVI”), and Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada (“Legacy Rumble”), entered into a business combination agreement (the “Business Combination”). On September 16, 2022, CFVI and Legacy Rumble consummated the business combination contemplated by the business combination agreement. In connection with the consummation of the Business Combination, CFVI changed its name from CF Acquisition Corp. VI to Rumble Inc. and Legacy Rumble changed its name from Rumble Inc. to Rumble Canada Inc. Refer to Note 2, Significant Events and Transactions, to the Company’s annual consolidated financial statements for the year ended December 31, 2022 (“Annual Financial Statements”)

On May 15, 2023, the Company acquired 100% of the outstanding equity of CallIn Corp. (“Callin”), a podcasting and live streaming platform. Refer to Note 3, Business Combinations, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Revenues

We generate revenues primarily from advertising and licensing fees. The revenues are generated by delivering content either via our own or third-party platforms. As with the past two years, our focus remains on growing users and usage consumption — and not maximizing revenue — while we continue to experiment with various levers to grow revenue.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits and bonuses related to our executives and other employees. It also includes legal and professional fees, business insurance costs, operating lease costs and other costs. As a public company, we expect to continue to incur material costs related to compliance with applicable laws and regulations including audit and accounting fees, legal, insurance, investor relations and other costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries, employee benefits, employee bonuses and consultant fees related to our development activities to originate, develop and enhance our platforms.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs related to salaries, employee benefits, employee bonuses, consultant fees, and direct marketing costs related to the promotion of our platforms/solutions. Sales and marketing expenses are expected to increase over time as we promote our platform, increase marketing activities, grow domestic and international operations, and continues to build brand awareness.

Finance Costs

Finance costs consist of transaction expenses related to the Business Combination and Callin acquisition.

Share-based Compensation Expenses

Share-based compensation expenses consist of the recognition of expense for equity awards, such as restricted stock units, stock options, and/or rights to receive contingent consideration that are subject to certain market, performance or service conditions.

Foreign Exchange Gains and Losses

Foreign exchange gains and losses relates to gains and losses on transactions denominated in currencies other than the U.S. dollar that are remeasured using the end-of-period exchange rates or exchanges rates prevailing at the date of the transaction.

Amortization and Depreciation

Amortization and depreciation represent the recognition of costs of assets used in operations, including capital assets and intangible assets, over their estimated service lives.

Non-Operating Income and Other Items

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. We invest in highly liquid securities such as money market funds, treasury bills and term deposits.

Share of Profit from Joint Venture

Share of profit from joint venture consists of the profits earned from a 30% membership interest in a joint venture based in Florida, USA named Liberatio Special Ventures LLC.

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

Change in Fair Value of Contingent Consideration

Certain contingent consideration associated with the Callin acquisition do not meet the criteria for equity classification, and must be recorded as liabilities in accordance with guidance contained in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”). Because the contingent consideration meets the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), it is measured at fair value at inception and each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Income Tax Recovery (Expense)

Income tax recovery (expense) consists of changes in our deferred tax assets and current income taxes.

Key Business Metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the key business metrics described below.

Monthly Active Users (“MAUs”)

We use MAUs as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis. MAUs represent the total web and app users of Rumble for each month, which allows us to measure our total user base calculated from data provided by Google, a third-party analytics provider, using company-set parameters such as excluding users who access content on Rumble through “embedded” videos on domains other than rumble.com. We have used the Google analytics systems since we first began publicly reporting MAU statistics, and the resulting data have not been independently verified. There is a potential for minor overlap in the resulting data due to users who access Rumble’s content from both the web and the app in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. MAUs do not include embedded video, certain connected TV users, or users of Locals Technology Inc. (“Locals”), our subscription-based platform. We also do not separately report the number of users who register for accounts in any given period, which is different from MAUs. Like many other major social media companies, we rely on significant paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine. Spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators, including reporting of MAUs by our third-party analytics provider. We continually seek to improve our ability to estimate the total number of spam-generated users, and we eliminate material activity that is substantially likely to be spam from the calculation of our MAUs. We will not, however, succeed in identifying and removing all spam.

MAUs were 44 million on average in the second quarter of 2023, which is flat from the second quarter of 2022 and represents an 8% decrease from the first quarter of 2023. The decline in MAUs from the third and fourth quarters of 2022 continues to be the result of a slowdown of news and politics outside of a US election cycle, and is also due to increased competition.

Estimated Minutes Watched Per Month (“MWPM”)

We use estimated MWPM as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis and the intensity of users’ engagement with the platform. Estimated MWPM represents the monthly average of minutes watched per user within a quarterly period, which helps us measure user engagement. Estimated MWPM is calculated by converting actual bandwidth consumption into minutes watched, using our management’s best estimate of video resolution quality mix and various encoding parameters. We continually seek to improve our best estimates based on our observations of creator and user behavior on the Rumble platform, which changes based on the introduction of new product features, including livestreaming. We are currently limited, however, in our ability to collect data from certain aspects of our systems while we improve our measurement capabilities. These limits may result in errors that are difficult to quantify, especially as the proportion of livestreaming on the Rumble platform increases over time, and as we improve the quality of various video formats by increasing bit rates, until we are able to measure MWPM directly. Bandwidth consumption includes video traffic across the entire Rumble platform (website, apps, embedded video, connected TV, etc.), as well as what our management believes is a nominal amount of non-video traffic and a nominal amount of traffic from customers hosted on Rumble’s infrastructure. Starting in the second quarter of 2022 we began transitioning a portion of Locals’ bandwidth consumption to our infrastructure. While this currently represents an immaterial amount of consumption, we expect this to grow in the coming quarters.

Estimated MWPM was 11.8 billion on average in the second quarter of 2023, representing a 46% increase from the second quarter of 2022 and a 9% increase from the first quarter of 2023. We continue to see Estimated MWPM grow due to our expanding pool of content creators and increased user watch time as a result of livestreaming and a continued improvement of user experience.

Hours of Uploaded Video Per Day

We use the amount of hours of uploaded video per day as a measure of content creation to help us understand the volume of content being created and uploaded to us on a daily basis.

Hours of uploaded video per day were 13,229 on average in the second quarter of 2023, representing a 48% increase from the second quarter of 2022 and an 18% increase from the first quarter of 2023. We continue to see hours of uploaded videos per day grow due to our expanding pool of content creators and increased user watch time as a result of livestreaming and a continued improvement of user experience.

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

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for three months ended June 302023 and 2022:

The following table sets forth our condensed consolidated interim statements of comprehensive loss for the three months ended June 30, 2023 and 2022 and the dollar and percentage change between the two periods:

For the three months ended June 30,	2023	2022	Variance ($)	Variance (%)

Revenues	$24,974,054	$4,399,312	$20,574,742	468%

Expenses
Cost of services (content, hosting and other)	$40,849,816	$4,183,424	$36,666,392	876%
General and administrative	6,455,676	1,755,298	4,700,378	268%
Research and development	4,050,584	1,191,567	2,859,017	240%
Sales and marketing	3,568,051	1,137,515	2,430,536	214%
Finance costs	704,202	530,239	173,963	33%
Share-based compensation	3,170,944	16,986	3,153,958	18,568%
Foreign exchange loss (gain)	5,838	(3,010)	8,848	(294)%
Amortization and depreciation	1,043,560	288,957	754,603	261%
Total expenses	59,848,671	9,100,976	50,747,695	558%
Loss from operations	(34,874,617)	(4,701,664)	(30,172,953)	642%
Interest income	3,570,423	14,108	3,556,315	25,208%
Other Income, net	3,343	-	3,343	*NM
Share of profit of a joint venture	-	(1,124)	1,124	(100)%
Change in fair value of contingent consideration	373,996	-	373,996	*NM
Change in fair value of warrant liability	1,489,250	-	1,489,250	*NM
Loss before income taxes	(29,437,605)	(4,688,680)	(24,748,925)	528%
Income tax recovery (expense)	(16,475)	-	(16,475)	*NM
Net loss and comprehensive loss	$(29,454,080)	$(4,688,680)	$(24,765,400)	528%

*	NM- Percentage change not meaningful.

Revenues

Revenues increased by $20.6 million to $25.0 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, of which $18.0 million is attributable to higher advertising revenue and $2.6 million is attributable to higher licensing and other revenue. The increase in advertising revenue was driven by an increase from new advertising solutions for creators, publishers and advertisers, including host read advertising and our online advertising management exchange (“Rumble Advertising Center” or “RAC”), both of which we started to build and test in the second half of 2022. The increase in licensing and other revenue was driven by subscriptions as well as licensing creator contracts, tipping, cloud and platform hosting fees.

Cost of Services

Cost of services increased by $36.7 million to $40.8 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to an increase in programming and content costs of $35.0 million, hosting expenses of $0.7 million, and other service costs of $1.0 million.

General and Administrative Expense

General and administrative expenses increased by $4.7 million to $6.5 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to a $0.9 million increase in staffing-related costs, as well as a $3.8 million increase in other administrative expenses, most of which are public company-related, including accounting, legal, investor relations, insurance and other administrative services.

Research and Development Expense

Research and development expenses increased by $2.9 million to $4.1 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to a $2.1 million increase in staffing-related costs, as well as a $0.8 million increase in costs related to computer software and hardware, and other administrative expenses.

Sales and Marketing Expense

Sales and marketing expenses increased by $2.4 million to $3.6 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to a $1.0 million increase in staffing-related and consulting service costs, as well as a $1.4 million increase in other marketing and public relations activities.

Finance Costs

Finance costs increased by $0.2 million to $0.7 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Finance costs for three months ended June 30, 2023 consisted of $0.7 million in transaction costs incurred related to the Callin acquisition. For the three months ended June 30, 2022, finance costs consisted of $0.5 million transaction costs, which included legal and other professional fees related to the Business Combination.

Share-based Compensation

Share-based compensation increased by $3.2 million to $3.2 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to the vesting of $2.7 million of certain previously and newly granted restricted stock units and stock options, as well as a $0.5 million increase related to the recognition of rights to contingent consideration in connection with the Callin acquisition.

Foreign Exchange

Foreign exchange loss increased by $9.0 thousand to a loss of $6.0 thousand in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The loss was primarily due to foreign currency rate fluctuation as of June 30, 2023.

Amortization and Depreciation

Amortization and depreciation increased by $0.8 million to $1.0 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022 as we continue to build out our infrastructure.

Interest Income (Expense)

Interest income increased by $3.6 million to $3.6 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to carrying a higher balance in cash, cash equivalents, and marketable securities as a result of the Business Combination.

Other Income (Expense)

Other income increased by an insignificant amount in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Share of Profit from Joint Venture

Share of profit from joint venture increased by an insignificant amount in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $0.4 million resulting in a gain of $0.4 million in the three months ended June 30, 2023. The increase relates to contingently issuable shares of Class A Common Stock in connection with the Callin acquisition. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this contingent consideration was measured using the fair value of the expected number of shares that to be issued and Company’s share price (Level 3 fair value hierarchy input). Refer to Note 3, Business Combination, of the condensed consolidated interim financial statements.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $1.5 million resulting in a gain of $1.5 million in the three months ended June 30, 2023. The increase relates to the issuance of 8,050,000 warrants in connection with the public offerings, private placements, and FPA. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq (Level 1 fair value hierarchy input). Refer to Note 2, Significant Events and Transactions, of the Annual Financial Statements.

Income Tax Expense

Income tax expense increased by $16.5 thousand to $16.5 thousand in the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Comparisons for six months ended June 30, 2023 and 2022:

The following table sets forth our condensed consolidated interim statements of comprehensive loss for the six months ended June 30, 2023 and 2022 and the dollar and percentage change between the two periods:

For the six months ended June 30,	2023	2022	Variance ($)	Variance (%)

Revenues	$42,589,429	$8,444,077	$34,145,352	404%
Expenses
Cost of services (content, hosting and other)	$66,864,181	$7,925,992	$58,938,189	744%
General and administrative	13,356,221	3,295,665	10,060,556	305%
Research and development	6,601,145	1,983,899	4,617,246	233%
Sales and marketing	6,865,130	1,948,020	4,917,110	252%
Finance costs	704,202	1,341,056	(636,854)	(47)%
Share-based compensation	4,971,079	33,972	4,937,107	14,533%
Foreign exchange loss	21,744	24,567	(2,823)	(11)%
Amortization and depreciation	1,724,634	514,586	1,210,048	235%
Total expenses	101,108,336	17,067,757	84,040,579	492%
Loss from operations	(58,518,907)	(8,623,680)	(49,895,227)	579%
Interest income	6,878,350	22,806	6,855,544	30,060%
Other Income, net	3,343	-	3,343	*NM
Change in fair value of contingent consideration	373,996	-	373,996	*NM
Changes in fair value of warrant liability	(6,842,500)	-	(6,842,500)	*NM
Loss before income taxes	(58,105,718)	(8,600,874)	(49,504,844)	576%
Income tax recovery (expense)	(16,475)	-	(16,475)	*NM
Net loss and comprehensive loss	$(58,122,193)	$(8,600,874)	$(49,521,319)	576%

*	NM- Percentage change not meaningful.

Revenues

Revenues increased by $34.1 million to $42.6 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, of which $29.8 million is attributable to higher advertising revenue and $4.3 million is attributable to higher licensing and other revenue. The increase in advertising revenue was driven by an increase from new advertising solutions for creators, publishers and advertisers, including host read advertising and RAC, both of which we started to build and test in the second half of 2022. The increase in licensing and other revenue was driven by subscriptions as well as licensing creator contracts, tipping, cloud and platform hosting fees.

Cost of Services

Cost of services increased by $58.9 million to $66.9 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to an increase in programming and content costs of $56.1 million, hosting expenses of $1.0 million, and other service costs of $1.8 million.

General and Administrative Expense

General and administrative expenses increased by $10.1 million to $13.4 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to a $2.3 million increase in staffing-related costs, as well as a $7.8 million increase in other administrative expenses, most of which are public company-related including accounting, legal, investor relations, insurance and other administrative services.

Research and Development Expense

Research and development expenses increased by $4.6 million to $6.6 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to a $3.4 million increase in staffing-related costs, as well as a $1.2 million increase in costs related to computer software, hardware and other administrative expenses.

Sales and Marketing Expense

Sales and marketing expenses increased by $4.9 million to $6.9 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to a $1.7 million increase in staffing-related and consulting service costs, as well as a $3.2 million increase in other marketing and public relations activities.

Finance Costs

Finance costs decreased by $0.6 million to $0.7 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Finance costs for the six months ended June 30, 2023 consisted of $0.7 million in transaction costs incurred related to the Callin acquisition. For the six months ended June 30, 2022, finance costs consisted of $1.3 million transaction costs, which included legal and other professional fees related to the Business Combination.

Share-based Compensation

Share-based compensation increased by $4.9 million to $5.0 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to the vesting of $4.4 million of certain previously and newly granted restricted stock units and stock options, as well as a $0.5 million increase related to the recognition of rights to contingent consideration in connection with the Callin acquisition.

Foreign Exchange

Foreign exchange loss decreased by $2.8 thousand to a loss of $21.7 thousand in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The loss was primarily due to foreign currency rate fluctuation as of June 30, 2023.

Amortization and Depreciation

Amortization and depreciation increased by $1.2 million to $1.7 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022 as we continue to build out our infrastructure.

Interest Income (Expense)

Interest income increased by $6.9 million to $6.9 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to carrying a higher balance in cash, cash equivalents, and marketable securities as a result of the Business Combination.

Other Income (Expense)

Other income increased by an insignificant amount in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $0.4 million resulting in a gain of $0.4 million in the six months ended June 30, 2023. The increase relates to contingently issuable shares of Class A Common Stock in connection with the Callin acquisition. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and Company’s share price listed (Level 3 fair value hierarchy input). Refer to Note 3, Business Combination, of the condensed consolidated interim financial statements.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $6.8 million resulting in a loss of $6.8 million in the six months ended June 30, 2023. The decrease relates to the issuance of 8,050,000 warrants in connection with the public offerings, private placements, and FPA. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq (Level 1 fair value hierarchy input). Refer to Note 2, Significant Events and Transactions, of the Annual Financial Statements.

Income Tax Expense

Income tax expense increased by $16.5 thousand to $16.5 thousand in the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

We have historically financed operations primarily through cash generated from operating activities and most recently through proceeds from financing. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of June 30, 2023, our cash, cash equivalents, and marketable securities balance was $296.7 million. Cash, cash equivalents, and marketable securities consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As we have consistently stated, we intend to use a substantial portion of funds that we have raised to acquire content by providing economic incentives, including minimum guarantee earnings, to a small number of content creators, including sports leagues. This content acquisition strategy will allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As a result, we expect this strategy will require us to consume a significant portion of our capital raised. As of June 30, 2023, we had entered into programming and content agreements with a minimum contractual cash commitment of $148 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 48 months, commencing in 2023. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial.

The following table presents a summary of the condensed consolidated interim statement of cash flows for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Variance
Net cash provided by (used in):	2023	2022	($)
Operating activities	$(34,524,828)	$(9,292,882)	$(25,231,946)
Investing activities	(7,040,670)	(4,018,919)	(3,021,751)
Financing activities	(40,478)	-	(40,478)
Decrease in cash and cash equivalents during the period	(41,605,976)	(13,317,801)	(28,288,175)
Cash and cash equivalents, beginning of period	337,169,279	46,847,375	290,321,904
Cash and cash equivalents, end of period	$295,563,303	$33,529,574	$262,033,729

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 primarily consisted of net loss adjusted for certain non-cash items, including a $6.8 million change in fair value of warrant liability, $1.7 million change in amortization and depreciation expense and $5.7 million change in share-based compensation, as well as changes in working capital. The increase in net cash used in operating activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was mostly due to an increase in expenses partially offset by changes in working capital.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 mostly consisted of $8.0 million in purchases of capital assets and intangible assets offset by $1.0 million in cash acquired in connection with the Callin acquisition. The increase in net cash used in investing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was mostly due to an increase in purchases of capital assets and intangible assets partially offset by cash acquired in connection with the Callin acquisition.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 consisted of $40 thousand of share issuance cost related to the acquisition of Callin. The increase in net cash used in financing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to share issuance costs incurred.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	June 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022
Total revenue	$24,974,054	$17,615,375	$19,957,025	$10,983,182
Net and comprehensive loss	$(29,454,080)	$(28,668,113)	$(944,668)	$(1,858,452)

	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Total revenue	$4,399,312	$4,044,765	$2,939,548	$2,069,473
Net and comprehensive loss	$(4,688,680)	$(3,912,194)	$(10,548,573)	$(2,624,957)

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

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe that these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 2, Summary of Significant Accounting Policies, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report or Note 3, Summary of Significant Accounting Policies, to the Annual Financial Statements.

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

Advertising fees are generated by delivering both display advertisements and cost-per-message-read advertisements. Display advertisements are placed on Rumble and third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users. We recognize revenue from display advertisements when a user engages with the advertisement, such as an impression, click, or purchase. For cost-per-message-read advertising, customers pay to have their products or services promoted by a content creator and advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read.

Licensing fees are charged on a per video or on a flat-fee per month basis. Licensing fee revenue is recognized as the related performance obligations are satisfied in line with the nature of the intellectual property being licensed.

Other revenues include fees earned from tipping features within our platform as well as certain cloud, subscription, platform hosting, and professional services. Fees from tipping features are recognized at a point in time when a user tips on the platform. Both cloud and subscription services are recognized over time for the duration of the contract. Revenues related to platform hosting are recognized over time as we provides access to our platform. Professional service revenues have stand-alone functionality to the customer and are recognized at a point in time as services are provided or earned.

Share-Based Compensation Expenses

Stock Options

We estimate the fair value of stock options granted to employees, advisory board members, directors, officers, and consultants with either a service or performance condition using the Black-Scholes option-pricing model (“BSM”). For stock options with only a service condition, the grant date fair value of stock options is recognized as share-based compensation expense on a straight-line basis over the requisite service period. Forfeitures are accounted for when they occur. For stock options with a performance condition, we assess the likelihood of the performance condition underlying an award being met, and recognizes a share-based compensation expense associated with that award only if it is probable the performance condition will be met.

In some circumstances, we estimate the fair value of stock options granted to consultants with a market condition using a Monte Carlo simulation methodology that includes simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. We recognize the grant date fair value of stock options as share-based compensation expense over the requisite service period.

BSM considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

Fair Value of Common Stock:  Because Legacy Rumble Class A common shares (also referred to as “Rumble’s common stock” below) were not publicly traded prior to the closing of the Business Combination, we estimated the fair value of our common stock in 2019, 2020 and 2021 using Level 3 inputs as defined in the ASC 820 fair value hierarchy. Our board of directors considers several objective and subjective factors to determine the fair value of our common stock as discussed in “Common Stock Valuations” below. Fair value of Rumble’s Class A common shares following the closing of the Business Combination is determined based on the Nasdaq closing price of the Company’s Class A common stock as of the date of measurement.

Expected Term:  The expected term represents the period that our stock-based awards are expected to be outstanding and was determined to be the contractual term of the options.

Expected Volatility:  Because we have only a limited trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants.

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

Warrants

Measurement of warrants issued to purchase shares of Class A common stock post-closing of the Business Combination is based on the Nasdaq closing price of the our warrants as of the date of measurement. Warrants issued to purchase common stock of Legacy Rumble prior to the closing of the Business Combination were freestanding financial instruments classified as equity, and measured using the BSM option pricing model, which included assumptions related to the inputs of exercise price, fair value of the underlying common stock, risk-free interest rate, expected term, expected volatility, and expected dividend yield, which were all determined in the same manner as our stock options detailed in the above “Stock Based Compensation Expenses” section. As the outstanding warrants (prior to the closing of the Business Combination) were also subject to a performance condition, management assessed the probability of the performance condition being met at each reporting date. These Legacy Rumble warrants were exchanged for 14,153,048 shares of our Class A Common Stock as part of the Business Combination, for a par value of $731,281.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated interim financial statements for the three and six months ended June 30, 2023 and 2022.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with one customer. For the three and six months ended June 30, 2023, one customer accounted for $14.6 million and $23.8 million or 58% and 56% of our revenue, respectively. For the three and six months ended June 30, 2022, one customer accounted for $1.0 million and $2.1 million or 25% and 25% of our revenue, respectively. As of June 30, 2023, one customer accounted for 54% of our accounts receivable (December 31, 2022 - 66%), which has been collected in the month of July 2023.

Interest Rate Risk

We are exposed to interest rate risk on our cash, cash equivalents and marketable securities. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $296.7 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

In January 2021, we filed an antitrust lawsuit against Google in the United States District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. The case is currently in discovery, with trial scheduled for April 14, 2025.

In August 2022, we received notification of a patent infringement lawsuit in the United States District Court for the Middle District of Florida by Interactive Content Engines LLC (“ICE”), a non-practicing entity. On October 5, 2022, we filed our answer to ICE’s complaint and counterclaims asserting non-infringement and invalidity of the asserted patents. The court held a claim construction hearing for May 31, 2023, and we filed a motion for judgment on the pleadings on July 7, 2023. Although we believe that the allegations of infringement are meritless and intend to vigorously defend against them, the result or impact of such lawsuit is uncertain, and could result in, among other things, damages and/or awards of attorneys’ fees or expenses.

In October 2022, we received notification of a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida. The lawsuit is currently in discovery of evidence directly probative of venue, with our motion for summary judgement on the issue of venue due on September 22, 2023. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of the lawsuit is uncertain, and could result in, among other things, damages and/or awards of attorneys’ fees or expenses.

Along with co-plaintiff Eugene Volokh, on December 1, 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. On February 14, 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law; on March 13, 2023, the New York Attorney General filed a notice of her intent to appeal that decision to the U.S. Court of Appeals for the Second Circuit. New York State filed its appeal on June 20, 2023. Our brief in opposition to the appeal is due on September 19, 2023. An oral argument date for the appeal has not yet been set.

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the SEC. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

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

Our user base and user engagement growth are directly driven by the content available on our platform. As part of our previously announced strategy, we intend to use a substantial portion of funds that we have raised to acquire content by providing economic incentives, including minimum guaranteed earnings, to a limited number of content creators, including sports leagues. This content acquisition strategy is intended to allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As of June 30, 2023, we had entered into programming and content agreements with a minimum contractual cash commitment of $148 million. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial. To the extent our revenue and/or user growth assumptions associated with any such creator does not meet our expectations, our financial performance, results of operations and liquidity may be negative impacted, since a failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

Risks Related to the Legal and Regulatory Environment in Which We Operate

We may become subject to newly enacted laws and regulations that restrict content on the internet.

Canada’s Bill C-11, also known as the Online Streaming Act, will grant Canadian regulatory authorities significantly increased regulatory powers over all audiovisual content on the internet, including content on platforms like ours. The recent enactment of the Online Streaming Act is likely to limit the freedom of speech and artistic expression on the internet, which in turn may inhibit the growth of alternative and nontraditional platforms like Rumble relative to traditional media publishers and established technology platforms that feature stricter content moderation. Several U.S. states have also enacted legislation that regulates online content. For example, New York State’s Social Media Law, which aims to impose regulations on social media companies, was recently enjoined by a court, but is currently undergoing an appeal. In addition, the states of Utah and Arkansas have recently enacted legislation limiting the ability of minors to use online platforms without parental consent. These state laws are currently subject to legal challenges. Our business, financial performance and results of operations could be negatively affected by the impact of these laws and the costs of complying with them.

Paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations.

Our content creators may engage in paid promotions of products and services in regulated industries, such as alcoholic beverages, tobacco products, cannabidiols (CBD), and online gambling, including sports wagering and online casino games. In some cases, we may receive a percentage of the revenue generated by such paid promotions. While these promotions are not endorsements by Rumble of the underlying products or services by Rumble and we require content creators to comply with all applicable laws and regulations, we may be found liable pursuant to existing or newly created rules and regulations by international, federal, and state regulatory authorities, such as the United States Federal Trade Commission. We may also expend significant resources on compliance with such regulations. Our business, financial condition and results of operations could be negatively affected by the impact of these regulations. In addition, such paid promotions may alienate segments of our audience, which could cause our traffic and user engagement to fall.

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

RUMBLE INC.

Date: August 14, 2023		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: August 14, 2023		/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer

