Form 10-Q
period 2023-09-30
Rumble Inc.
filed 2023-11-13
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had issued and outstanding (i) 112,719,126 shares of Class A common stock, par value $0.0001 per share, (ii) 167,553,628 shares of Class C common stock, par value $0.0001 per share, and (iii) 105,782,403 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, our ability to grow and manage growth profitably, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our inability to effectively manage future growth and achieve operational efficiencies;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	Rumble Cloud, our recently launched cloud services business may not achieve our objectives for the business on our desired timeframe or at all, and as a result, our business, financial condition or results of operations could be adversely affected;

●	negative media campaigns may harm our reputation, may adversely impact our relationships with our business partners, including content creators and advertisers, and may adversely affect user activity or engagement, and as a result, our business, financial condition or results of operations could be adversely affected;

●	real or perceived inaccuracies in our performance metrics could raise questions about the usefulness of such metrics, may make it more difficult for investors to accurately assess our performance over time and may harm our reputation, resulting in adverse effects on our business, financial condition or results of operations;

●	we may fail to comply with applicable privacy laws;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996;

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements often involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are typically based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	we may be adversely impacted by other economic, business, and/or competitive factors;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S. and Canada, regulations regarding paid endorsements by content creators, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Quarterly Report, including those under “Item 1A. Risk Factors” herein, and other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”).

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2023 and 2022

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2023 and 2022

Contents
Condensed Consolidated Interim Financial Statements
Condensed Consolidated Interim Statements of Operations	3
Condensed Consolidated Interim Balance Sheets	4
Condensed Consolidated Interim Statements of Shareholders’ Equity	5
Condensed Consolidated Interim Statements of Cash Flows	8
Notes to the Condensed Consolidated Interim Financial Statements	9-25

Rumble Inc.

Condensed Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenues	$17,982,150	$10,983,182	$60,571,579	$19,427,259

Expenses
Cost of services (content, hosting, other)	$39,751,475	$12,287,183	$106,615,656	$20,213,175
General and administrative	9,688,129	2,861,787	27,482,408	6,164,406
Research and development	5,111,748	1,724,347	12,078,168	3,721,156
Sales and marketing	3,182,903	1,460,177	10,215,780	3,422,304
Acquisition-related transaction costs	445,833	-	1,150,035	1,341,056
Amortization and depreciation	1,353,071	410,388	3,077,705	924,974
Changes in fair value of contingent consideration	(1,335,177)	-	(1,709,173)	-

Total expenses	58,197,982	18,743,882	158,910,579	35,787,071

Loss from operations	(40,215,832)	(7,760,700)	(98,339,000)	(16,359,812)
Interest income	3,620,882	211,728	10,499,232	234,534
Other income (expense)	104,339	(24,980)	85,939	(49,548)
Changes in fair value of warrant liability	7,485,695	5,715,500	643,195	5,715,500

Loss before income taxes	(29,004,916)	(1,858,452)	(87,110,634)	(10,459,326)
Income tax expense	(16,126)	-	(32,601)	-

Net loss	$(29,021,042)	$(1,858,452)	$(87,143,235)	$(10,459,326)

Loss per share – basic and diluted	$(0.14)	$(0.01)	$(0.43)	$(0.06)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	201,810,477	177,663,321	201,287,948	174,915,525

Share-based compensation expense included in expenses:
Cost of services (content, hosting, other)	$737,878	$-	$1,936,685	$-
General and administrative	3,085,754	175,159	7,523,812	182,113
Research and development	365,026	6,455	730,300	19,366
Sales and marketing	132,493	7,053	300,240	21,160

Total share-based compensation expense	4,321,151	188,667	10,491,037	222,639

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$265,883,872	$337,169,279
Marketable securities	1,135,200	1,100,000
Accounts receivable, net	6,152,166	4,748,189
Income taxes receivable	1,359	-
Prepaid expenses and other	13,185,162	9,342,691
	286,357,759	352,360,159

Prepaid expenses and other, long term	1,858,711	547,589
Property and equipment, net	17,878,498	8,844,232
Right-of-use assets, net	1,844,385	1,356,454
Intangible assets, net	10,814,386	3,211,305
Goodwill	12,648,045	662,899
	$331,401,784	$366,982,638

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$33,513,993	$14,324,696
Deferred revenue	7,487,591	1,040,619
Lease liabilities	670,789	583,186
Contingent consideration	980,975	-
Income taxes payable	-	934
Deferred tax liability	1,629,180	-
	44,282,528	15,949,435

Lease liabilities, long-term	1,251,244	835,924
Contingent consideration, net of current portion	801,593	-
Warrant liability	9,419,305	10,062,500
Other liability	500,000	500,000
	56,254,670	27,347,859
Commitments and contingencies (Note 15)

Shareholders’ Equity
Preferred shares	-	-
Common shares	768,522	768,357
Accumulated Deficit	(115,925,936)	(28,782,701)
Additional paid-in capital	390,304,528	367,649,123
	275,147,114	339,634,779
	$331,401,784	$366,982,638

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended September 30, 2023
	Number of Common Stock
	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2023	-	-	112,488,121	-	167,662,214	105,782,403	$-	$-	$741,169	$-	$16,766	$10,578	$387,851,901	$(86,904,894)	$301,715,520
Issuance and contingently issuable Class A Common Stock in connection with Callin acquisition	-	-	14,386	-	-	-	-	-	2	-	-	-	143,714	-	143,716
Holdback of Class A Common Stock for the repayment of domain name loan in connection with the acquisition of Locals Technology Inc.	-	-	(26,731)	-	-	-	-	-	(3)	-	-	-	(391,232)	-	(391,235)
Issuance of Class A Common Stock upon vesting of restricted stock units	-	-	437,987	-	-	-	-	-	45	-	-	-	-	-	45
Net share settlement on restricted stock units	-	-	(303,200)	-	-	-	-	-	(35)	-	-	-	(1,621,006)	-	(1,621,041)
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	4,321,151	-	4,321,151
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(29,021,042)	(29,021,042)
Balance September 30, 2023	-	-	112,610,563	-	167,662,214	105,782,403	$-	$-	$741,178	$-	$16,766	$10,578	$390,304,528	$(115,925,936)	$275,147,114

	For the nine months ended September 30, 2023
	Number of Common Stock
	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2022	-	-	111,467,763	-	167,662,214	105,782,403	$-	$-	$741,013	$-	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779
Issuance and contingently issuable Class A Common Stock in connection with Callin acquisition	-	-	981,243	-	-	-	-	-	149	-	-	-	14,664,682	-	14,664,831
Issuance costs in connection with Callin acquisition	-	-	-	-	-	-	-	-	-	-	-	-	(40,478)	-	(40,478)
Holdback of Class A Common Stock for the repayment of domain name loan in connection with the acquisition of Locals Technology Inc.	-	-	(26,731)	-	-	-	-	-	(3)	-	-	-	(391,232)	-	(391,235)
Issuance of Class A Common Stock upon vesting of restricted stock units	-	-	536,113	-	-	-	-	-	54	-	-	-	-	-	54
Net share settlement on restricted stock units	-	-	(347,825)	-	-	-	-	-	(35)	-	-	-	(2,068,604)	-	(2,068,639)
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	10,491,037	-	10,491,037
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(87,143,235)	(87,143,235)
Balance September 30, 2023	-	-	112,610,563	-	167,662,214	105,782,403	$-	$-	$741,178	$-	$16,766	$10,578	$390,304,528	$(115,925,936)	$275,147,114

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended September 30, 2022
	Number of Common Stock
	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2022	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$-	$4,426,638	$(25,979,581)	$21,800,427
Issuance of Legacy Rumble Class A Common Stock in exchange for Legacy Rumble preference shares	606,360	-	-	-	-	-	17,314,203	-	-	-	-	-	-	-	17,314,203
Issuance of Class A and C Common Stock in exchange for Legacy Rumble Class A and B common shares	(8,726,050)	(135,220)	48,970,404	-	168,762,214	-	(60,537,812)	(129,761)	4,897	-	16,876	-	60,645,800	-	-
Issuance of Class A Common Stock in exchange for Legacy Rumble warrants	-	-	14,153,048	-	-	-	-	-	731,281	-	-	-	(731,281)	-	-
Repurchase of Class C Common Stock in the Key Individual Subscription Agreement	-	-	-	-	(1,100,000)	-	-	-	-	-	(110)	-	(10,999,890)	-	(11,000,000)
Issuance of Class D Common Stock in the Key Individual Subscription Agreement	-	-	-	-	-	105,782,403	-	-	-	-	-	10,578	989,422	-	1,000,000
Issuance of Class A and B Common Stock in connection with the Qualifying Transaction	-	-	10,875,000	7,500,000	-	-	-	-	1,088	750	-	-	105,089,512	-	105,091,350
Issuance of Class A Common Stock in exchange for CFVI Class B common shares	-	-	7,500,000	(7,500,000)	-	-	-	-	750	(750)	-	-	-	-	-
Issuance of Class A Common Stock in connection with public shares	-	-	29,969,311	-	-	-	-	-	2,997	-	-	-	299,690,113	-	299,693,110
Issuance costs in connection with the Qualifying Transaction	-	-	-	-	-	-	-	-	-	-	-	-	(56,132,034)	-	(56,132,034)
Excess fair value over net assets acquired – listing fee	-	-	-	-	-	-	-	-	-	-	-	-	2,265,284	-	2,265,284
Eliminate CFVI’s historical accumulated deficit	-	-	-	-	-	-	-	-	-	-	-	-	(39,268,872)	-	(39,268,872)
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	188,667	-	188,667
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,858,452)	(1,858,452)
Balance September 30, 2022	-	-	111,467,763	-	167,662,214	105,782,403	$-	$-	$741,013	$-	$16,766	$10,578	$366,163,359	$(27,838,033)	$339,093,683

	For the nine months ended September 30, 2022
	Number of Common Stock
	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2021	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$-	$4,392,666	$(17,378,707)	$30,367,329
Issuance of Legacy Rumble Class A Common Stock in exchange for Legacy Rumble preference shares	606,360	-	-	-	-	-	17,314,203	-	-	-	-	-	-	-	17,314,203
Issuance of Class A and C Common Stock in exchange for Legacy Rumble Class A and B common shares	(8,726,050)	(135,220)	48,970,404	-	168,762,214	-	(60,537,812)	(129,761)	4,897	-	16,876	-	60,645,800	-	-
Issuance of Class A Common Stock in exchange for Legacy Rumble warrants	-	-	14,153,048	-	-	-	-	-	731,281	-	-	-	(731,281)	-	-
Repurchase of Class C Common Stock in the Key Individual Subscription Agreement	-	-	-	-	(1,100,000)	-	-	-	-	-	(110)	-	(10,999,890)	-	(11,000,000)
Issuance of Class D Common Stock in the Key Individual Subscription Agreement	-	-	-	-	-	105,782,403	-	-	-	-	-	10,578	989,422	-	1,000,000
Issuance of Class A and B Common Stock in connection with the Qualifying Transaction	-	-	10,875,000	7,500,000	-	-	-	-	1,088	750	-	-	105,089,512	-	105,091,350
Issuance of Class A Common Stock in exchange for CFVI Class B common shares	-	-	7,500,000	(7,500,000)	-	-	-	-	750	(750)	-	-	-	-	-
Issuance of Class A Common Stock in connection with public shares	-	-	29,969,311	-	-	-	-	-	2,997	-	-	-	299,690,113	-	299,693,110
Issuance costs in connection with the Qualifying Transaction	-	-	-	-	-	-	-	-	-	-	-	-	(56,132,034)	-	(56,132,034)
Excess fair value over net assets acquired – listing fee	-	-	-	-	-	-	-	-	-	-	-	-	2,265,284	-	2,265,284
Eliminate CFVI’s historical accumulated deficit	-	-	-	-	-	-	-	-	-	-	-	-	(39,268,872)	-	(39,268,872)
Share based payments	-	-	-	-	-	-	-	-	-	-	-	-	222,639	-	222,639
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,459,326)	(10,459,326)
Balance September 30, 2022	-	-	111,467,763	-	167,662,214	105,782,403	$-	$-	$741,013	$-	$16,766	$10,578	$366,163,359	$(27,838,033)	$339,093,683

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the nine months ended September 30,	2023	2022
Cash flows provided by (used in)
Operating activities
Net loss for the period	$(87,143,235)	$(10,459,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,077,705	924,974
Share-based compensation	10,491,037	222,639
Non-cash portion interest expense	33,255	28,145
Non-cash portion of operating lease costs	481,542	383,915
Change in fair value of warrants	(643,195)	(5,715,500)
Change in fair value of contingent consideration	(1,709,173)	-
	(75,412,064)	(14,615,153)

Changes in operating assets and liabilities:
Accounts receivable	(1,785,330)	(6,047,258)
Prepaid expenses and other	(4,952,942)	(3,048,405)
Accounts payable and accrued liabilities	16,375,555	6,059,222
Deferred revenue	6,446,972	338,725
Income taxes payable	-	256,095
Operating lease liabilities	(502,923)	(342,870)
	(59,830,732)	(17,399,644)

Investing activities
Purchase of property and equipment	(11,008,811)	(5,830,881)
Purchase of intangible assets	(910,399)	-
Purchase of marketable securities	(1,135,200)	-
Sale and maturities of marketable securities	1,100,000	-
Cash acquired in connection with Callin acquisition	1,000,989	-
	(10,953,421)	(5,830,881)

Financing activities
Taxes paid from net share settlement for share-based compensation	(462,658)	-
Repayment of Sponsor loan in connection with Qualifying Transaction	-	(2,173,353)
Repurchase of Class C Common Stock	-	(11,000,000)
Proceeds from Qualifying Transaction	-	399,807,596
Proceeds from other liabilities	-	250,000
Share issuance costs	(40,478)	(53,866,750)
	(503,136)	333,017,493

Effect of exchange rate changes on cash and cash equivalents	1,882	45,707
Decrease in cash and cash equivalents during the period	(71,285,407)	309,832,675
Cash and cash equivalents, beginning of period	337,169,279	46,847,375
Cash and cash equivalents, end of period	$265,883,872	$356,680,050

Supplemental disclosure on cash flow information:
Cash paid for income taxes	$32,601	$4,831
Cash paid for interest	4,212	54
Cash paid for lease liabilities	611,639	421,923

Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	1,522,938	341,895
Settlement of loan receivable in exchange for Class A Common Stock	391,235	-
Non-cash consideration related to the acquisition of Callin (Note 3)	18,226,572	-
Recognition of operating right-of-use assets in exchange for operating lease liabilities	969,473	368,831

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

1.	Overview and Basis of Presentation

Nature of Operations

Rumble Inc. (“Rumble” or the “Company”) is a full-service video technology provider offering customizable video players, original content videos, and a library of advertisements for use with its video players. The Company’s registered office is located at 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. The Company’s shares of Class A common stock and warrants are traded on The Nasdaq Global Market under the symbol “RUM” and “RUMBW”, respectively.

Basis of Presentation and Consolidation

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to the: evaluation of revenue recognition criteria; collectability of accounts receivable; valuation of share-based compensation awards; estimates in the determination of the fair value of assets acquired and liabilities assumed in connection with business combinations; valuation of financial instruments measured at fair value through profit and loss; assessment and recoverability of long-lived assets; useful lives of long-lived assets, including goodwill; and the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

2.	Summary of Significant Accounting Policies

Right-of-Use Assets and Lease Liabilities

The Company has elected the practical expedient to not recognize right-of-use assets and lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the commencement date.

Share-Based Compensation

The Company issued equity awards such as stock options and restricted stock units for certain of its employees, advisory board members, directors, officers and consultants. The Company measures all share-based compensation awards using a fair value-based measure. For awards with a market condition, the market condition is taken into consideration in the fair value-based measure, whereas service and performance conditions are taken into consideration in determining the share-based compensation expense.

For equity awards granted that have only a service condition, the Company recognizes the share-based compensation expense on a straight-line basis over the requisite service period. The vesting period for the equity awards granted is determined by the Company’s board of directors and the typical vesting period for equity awards with service conditions range from ten months to four years. The requisite service period for Rumble’s equity awards subject only to service conditions is coterminous with the vesting period specific to those equity awards.

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

For the three and nine months ended September 30, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Business Combination (Continued)

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that do not meet all the criteria for equity classification, such contingent consideration are required to be recorded at their initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the condensed consolidated interim statements of operations in the period of change.

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

On May 15, 2023 (the “Acquisition Date”), the Company acquired 100% of the outstanding equity of Callin Corp. (“Callin”), a podcasting and live streaming platform. Callin creates a seamless experience for its users to create, discover, and consume live and recorded content. The Company has determined that Callin meets the definition of a business and has accounted for the acquisition as a business combination. A provisional estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition is as follows:

Total consideration	$18,226,572

Net assets acquired:
Cash	$1,000,989
Accounts receivable	10,939
Prepaid expenses	200,651
Property and equipment	37,841
Intangible assets	7,758,000
Accounts payable, accruals, and other liabilities	(1,137,814)
Deferred tax liability	(1,629,180)
Total net assets acquired	$6,241,426

Goodwill	$11,985,146

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

3.	Business Combinations (Continued)

The provisional estimate of fair value of the consideration consists of the following:

Fair Value
Shares issued	$6,055,409
Shares to be issued	3,747,209
Replacement awards	15,578
Contingent consideration (liability) – retention payments	3,491,741
Contingent consideration (equity) – milestone 1	2,490,152
Contingent consideration (equity) – milestone 2	2,356,483
Contingent consideration payable	70,000
Total consideration	$18,226,572

Under the terms of the acquisition agreement, the Company is required to issue upfront share consideration of 981,243 shares of Class A Common Stock to the preferred shareholders and SAFE note holders of Callin, of which 606,147 shares had been issued as of September 30, 2023. The fair value of the Company’s Class A Common Stock on the acquisition date was $9.99 per share. In addition, the Company issued rights to four payments of 375,000 contingently issuable shares of Class A Common Stock to the common shareholders, series FF preferred shareholders, option holders and continuing employees of Callin contingent on the following conditions being met:

●	Retention payment 1: Services are provided by a selling shareholder for 12 months;

●	Retention payment 2: Services are provided by a selling shareholder for 24 months;

●	Milestone payment 1: Within 12 months, certain feature development and technical performance criteria are achieved, and the acquired technology is integrated into the Company’s existing software and

●	Milestone payment 2: Within 24 months, certain feature development and technical performance criteria are achieved.

In assessing what is part of the business combination, the Company has determined that because the two retention payments are contingent on a selling shareholder providing services post-combination, the portion of those tranches earned by the party providing services should be reflected in the Company’s financial statements as post-combination expense. In addition, where future services are required by employees in order to earn rights to the contingent consideration, such rights are being accounted for either entirely as post-combination expense or as replacement awards where the rights replace unvested options or restricted series FF preferred shares that were originally granted by Callin. For the remainder, the four tranches of contingently issuable shares have been accounted for as contingent consideration.

The following table shows the breakdown of the contingently issuable shares:

Number of Shares
Contingent consideration	903,689
Share-based compensation (Note 13)	596,311
Total contingently issuable shares	1,500,000

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

3.	Business Combinations (Continued)

The fair value of the contingent consideration has been estimated as follows:

Retention payments 1 and 2

The Company has determined that retention payments 1 and 2 are one unit of account requiring the Company to issue a variable number of shares that is not indexed to the Company’s stock. As a result, the consideration that is contingent on one of the selling shareholder’s providing services has been classified as a liability. The contingent consideration is classified Level 3 in the fair value hierarchy. The key inputs into the fair value determination are the expected number of shares to be issued and the share price on the acquisition date. At the acquisition date, management estimated the number of shares to be issued is 349,523. The Company has recognized a change in fair value of this contingent consideration of $1,709,173 due to the change in the Company’s stock price and the probability of each contingency being met during the period between the acquisition date and the period end.

Milestone payments 1 and 2

The Company has determined that milestone payments 1 and 2 are separate units of account because a fixed number of shares will be issued if each contingency is met, and meeting one contingency is not dependent on the other. The key inputs into the fair value determination are the probability of each contingency being met, and the share price on the acquisition date.

Due to the complexity of the valuation process and short period between the acquisition date and the period end, the identification and measurement of the assets acquired, and liabilities assumed, as well as the measurement of consideration and contingent consideration is provisional and is subject to adjustment upon the completion of the valuation process and analysis of resulting tax effects. The Company will finalize the accounting for the acquisition no later than one year from the acquisition date and will reflect these adjustments in the reporting period in which the adjustments are determined as required by ASC 805. Differences between these provisional estimates and the final acquisition accounting may occur and these differences could have a material impact on the Company’s future financial position and results of operations.

During the three months ended September 30, 2023, the Company adjusted certain provisional amounts recognized at the acquisition date. An adjustment was made to increase upfront share consideration by $143,716 with a corresponding adjustment to goodwill.

The acquired goodwill relates to Callin’s workforce and synergies that are expected to be realized upon the integration of Callin’s technology with the Rumble platform. Such synergies will include the ability to leverage the creator relationships that Rumble has secured to date and will allow for a greater ability to establish brand recognition and monetization of the Callin platform in the future. The goodwill is not expected to be deductible for tax purposes.

Acquisition-related transaction costs incurred by the Company in the three and nine months ended September 30, 2023 were $130,833 and $835,035, respectively.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

4.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended		Nine months ended
	September 30		September 30
	2023	2022	2023	2022

Advertising	$11,513,208	$9,208,678	$46,089,475	$13,965,884
Licensing and other	6,468,942	1,774,504	14,482,104	5,461,375
Total revenues	$17,982,150	$10,983,182	$60,571,579	$19,427,259

Deferred Revenue

Deferred revenue recorded is expected to be fully recognized within 12 months of the balance sheet date. The deferred revenue balance as of September 30, 2023 was $7,487,591 (December 31, 2022 - $1,040,619).

5.	Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents consist of the following:

	September 30, 2023
	Contracted
	Maturity	Balance

Cash	Demand	$15,379,169
Treasury bills and money market funds	Demand	250,504,703
		$265,883,872

	December 31, 2022
	Contracted
	Maturity	Balance

Cash	Demand	$3,519,674
Treasury bills and money market funds	Demand	333,649,605
		$337,169,279

Cash and cash equivalents are carried at amortized cost, which approximates their fair market value.

Marketable securities consist of term deposits of $1,135,200 as of September 30, 2023 (December 31, 2022 - $1,100,000). The Company did not have any long-term investments as of September 30, 2023 or December 31, 2022.

As of September 30, 2023, the Company had a guarantee/ standby letter of credit for $1,362,500 which will be used for the running of the day-to-day business operations (December 31, 2022 - $1,257,500).

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

6.	Property and Equipment

	September 30,	December 31,
	2023	2022
Computer hardware	$18,947,592	$8,866,157
Furniture and fixtures	109,304	100,921
Leasehold improvements	1,878,404	921,570
	20,935,300	9,888,648
Accumulated depreciation	(3,056,802)	(1,044,416)
Net carrying value	$17,878,498	$8,844,232

Depreciation expense on property and equipment for the three and nine months ended September 30, 2023 was $793,389 and $2,012,386, respectively (three and nine months ended September 30, 2022 - $296,197 and $582,400)

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities under non-cancelable operating leases with no right of renewal. Our leases have original lease periods expiring between 2023 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	September 30, 2023		December 31, 2022
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Right-of-use assets	$2,896,409	$(1,052,024)	$1,926,936	$(570,482)
Net book value		$1,844,385		$1,356,454

Operating lease costs for the three and nine months ended September 30, 2023 were $222,696 and $552,706, respectively (three and nine months ended September 30, 2022 - $153,166 and $412,063) and are included in general and administration expenses in the condensed consolidated interim statement of operations.

As of September 30, 2023, the weighted-average remaining lease term and weighted-average incremental borrowing rate for the operating leases were 2.79 years and 6.25%, respectively (December 31, 2022 – 3.59 years and 2.43%).

The following shows the undiscounted cash flows for the remaining years under the lease arrangement as of September 30, 2023.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

7.	Right-of-Use Assets and Lease Liabilities (Continued)

2023	$207,689
2024	712,393
2025	626,282
2026	480,067
2027	26,052
2,052,483
Less: imputed interest*	(130,450)
1,922,033
Current portion	$670,789
Long-term portion	$1,251,244

*	Imputed interest represents the difference between undiscounted cash flows and discounted cash flows

8.	Intangible Assets

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$461,663	$(93,522)	$368,141
Domain name	500,448	(77,678)	422,770
Brand	1,284,000	(248,269)	1,035,731
Technology	9,233,000	(1,152,251)	8,080,749
Internal-use software	1,066,648	(159,653)	906,995
	$12,545,759	$(1,731,373)	$10,814,386

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$(71,019)	$52,124
Domain name	500,448	(52,656)	447,792
Brand	1,284,000	(151,969)	1,132,031
Technology	1,475,000	(349,151)	1,125,849
Internal-use software	494,769	(41,260)	453,509
	$3,877,360	$(666,055)	$3,211,305

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

8.	Intangible Assets (Continued)

Amortization expense related to intangible assets for the three and nine months ended September 30, 2023 was $559,682 and $1,065,319, respectively (three and nine months ended September 30, 2022 - $114,491 and $342,574).

For intangible assets held as of September 30, 2023, estimated future amortization expense is as follows:

2023	$562,924
2024	2,266,765
2025	2,244,261
2026	2,190,110
2027	1,908,001
Thereafter	1,642,325
$10,814,386

9.	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

Balance, December 31, 2022	$662,899
Acquisitions	11,985,146
Balance, September 30, 2023	$12,648,045

10.	Warrant Liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of September 30, 2023, the number of warrants outstanding and weighted-average exercise price were 8,050,000 warrants and $11.50, respectively (December 31, 2022 - 8,050,000 and $11.50). The warrants are exercisable and will expire September 16, 2027, or earlier upon redemption or liquidation.

All the Company’s warrants that are classified as liabilities are publicly traded and are classified as Level 1 in the fair value hierarchy. The change in fair value of the warrants are as follows:

Balance, December 31, 2022	$10,062,500
Change in fair value	6,842,500
Balance, June 30, 2023	$16,905,000
Change in fair value	(7,485,695)
Balance, September 30, 2023	$9,419,305

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

11.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, and are non-interest bearing, and have been treated as a long-term liability. As of September 30, 2023, an amount of $500,000 related to these expenses is recorded in other liability (December 31, 2022 - $500,000).

12.	Shareholders’ Equity

Common and Preference Shares

Authorized

The Company is authorized to issue 1,000,000,000 shares as of September 30, 2023 and December 31, 2022, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share

Issued and outstanding

The following shares of common stock are issued and outstanding at:

	September 30, 2023		December 31, 2022
	Number	Amount	Number	Amount
Class A Common Stock	112,610,563	$741,178	111,467,763	$741,013
Class C Common Stock	167,662,214	16,766	167,662,214	16,766
Class D Common Stock	105,782,403	10,578	105,782,403	10,578

Balance	386,055,180	$768,522	384,912,380	$768,357

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

In connection with the business combination described in Note 3, the Company has held 375,096 shares of Class A Common Stock and will be released upon receipt of customary documentation from the applicable former Callin shareholders. In addition, 504,695 shares of Class A Common Stock are contingently issuable based on the satisfaction of the contingencies described in Note 3.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

13.	Share-Based Compensation Expense

Share-based compensation expenses are summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022

Restricted stock units	$2,025,557	$171,681	$6,231,103	$171,681
Stock options	1,237,565	16,986	2,693,771	50,958
Rights to contingent consideration	1,058,030	-	1,566,163	-
	$4,321,152	$188,667	$10,491,037	$222,639

Restricted Stock Units

The following table reflects the continuity of restricted stock units (“RSUs”) transactions:

	Nine months ended September 30, 2023
	Number	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,548,098	$11.62
Granted	634,341	8.59
Vested	(536,113)	11.23
Forfeited	(8,033)	9.03
Outstanding, end of period	1,638,293	$10.59

The total unrecognized compensation cost for the RSUs issued is $14,843,463 which is expected to be recognized over a weighted-average period of 1.89 years.

Stock Options

During the nine months ended September 30, 2023, the Company issued stock options that were subject to certain performance or service conditions.

The grant date fair values of the options issued on various dates were in the range of $4.67 to $9.23 per option. The fair value of the options was determined using either a Black-Scholes option pricing model or a Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The following assumptions were made:

Share price	$7.16-$10.36
Exercise price	$7.16-$10.36
Risk-free interest rate	3.42%-4.24%
Volatility	95%-97%
Expected life	10 years
Dividend rate	0.00%

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

13.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

The Company estimated the volatility by reference to comparable companies that are publicly traded.

The following table reflects the continuity of stock option transactions:

	Nine months ended September 30, 2023
	Service Conditions		Performance Conditions
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding, beginning of year	58,607,457	$0.22	-	$-
Granted	1,452,937	9.41	358,249	9.42
Forfeited	(36,949)	9.45	-	-
Outstanding, end of period	60,023,445	$0.43	358,249	$9.42

Vested and exercisable	57,874,192	$0.10	-	$-

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

The total unrecognized compensation cost for options with a service only condition and options with a performance condition as of September 30, 2023 was $12,921,320 and $3,000,000, respectively. For the options with a service only condition, the cost is expected to be recognized over a weighted average period of 2.22 years.

As of September 30, 2023, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the condensed consolidated interim statement of operations.

The weighted average fair value of the outstanding options with a service only condition and options with a performance condition as of September 30, 2023 was $0.97 and $8.37, respectively.

Rights to Contingent Consideration

In connection with the acquisition of Callin as described in Note 3, the Company was required to replace unvested options, unvested series FF preferred shares, and restricted common stock held by continuing employees of Callin with a right to receive contingent consideration. If the underlying contingencies are met, the obligation will be satisfied by the issuance of shares of Class A Common Stock. In addition, as described in Note 3, two of the contingent consideration tranches are dependent on one selling shareholder providing services to the Company.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

13.	Share-Based Compensation Expense (Continued)

Rights to Contingent Consideration (Continued)

Where rights to receive contingent consideration were issued to replace unvested awards of the acquired company, the Company has allocated an amount to consideration based on the fair value of the original award at the acquisition date. The amount allocated is based on the period of time vested as of the acquisition date in relation to the greater of the vesting period of the original award and the total service requirement as per the below. The difference between the fair value of the new award on the acquisition date and the amount allocated to consideration is post-combination expense, as laid out below:

Fair value
Allocated to consideration	$15,578
Allocated to post-combination services	5,941,563
Total fair value of rights	$5,957,141

The portion of the fair value allocated to post-combination services will be recognized in the consolidated statement of operations over the remaining service period.

	Service Conditions	Performance Conditions
Outstanding, beginning of year	-	-
Granted	351,063	245,248
Forfeited	-	-
Outstanding, end of period	351,063	245,248

During the three and nine months ended September 30, 2023, share-based compensation expense of $1,058,030 and $1,566,163 was recognized in the condensed consolidated interim statement of operations related to the rights to contingent consideration (three and nine months ended September 30, 2022 - $nil and $nil). As of September 30, 2023, there was $2,702,342 and $1,673,059 of total unrecognized compensation cost related to rights with a service only condition, and rights with a performance condition, respectively. That cost is expected to be recognized over a weighted average period of 1.45 years and 1.34 years, respectively.

14.	Loss per Share

Basic loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of Class A and Class C Common Stock outstanding, excluding those held in escrow as these are deemed to be contingently returnable shares that must be returned if the earnout contingency is not met during the three and nine months ended September 30, 2023 and 2022. Shares of Class D Common Stock do not share in earnings and not participating securities (i.e. non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

15.	Commitments and Contingencies

Commitments

The Company has minimum contractual cash commitments of approximately $130 million as of September 30, 2023, which are primarily related to programming and content, leases, and other service arrangements. The majority of these commitments will be paid over five years commencing in 2023.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of September 30, 2023 and December 31, 2022, there were no material indemnification claims that were probable or reasonably possible.

As of September 30, 2023, Rumble had received notification of several claims: (1) a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million; (2) a patent infringement lawsuit against the Company and (3) a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida.

The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivable are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended September 30, 2023, one customer accounted for $5,751,157 or 32% of revenue (three months ended September 30, 2022 - $5,808,768 or 53%). For the nine months ended September 30, 2023, one customer accounted for $29,762,071 or 49% of revenue (nine months ended September 30, 2022 - $5,808,768 or 30%). As of September 30, 2023, one customer accounted for 36% of accounts receivable (December 31, 2022 - 66%), which has been collected in the month of October 2023.

The allowance for credit losses at September 30, 2023 was $nil (December 31, 2022 - $nil).

17.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $3,251,238 and $9,535,624 for the three and nine months ended September 30, 2023, respectively (three and nine months ended September 30, 2022 - $1,443,254 and $2,438,843). Of such amounts, the Company awarded share-based compensation to related parties amounting to $1,980,511 and $5,802,382 for the three and nine months ended September 30, 2023, respectively (three and nine months ended September 30, 2022 - $174,950 and $180,852).

The Company incurred related party expenses for personnel services of $709,101 and $1,978,136 during the three and nine months ended September 30, 2023 respectively (three and nine months ended September 30, 2022 - $422,598 and $1,181,965). As of September 30, 2023, accounts payable for personnel services was $211,844 (December 31, 2022 - $174,351).

As of October 25, 2021, the Company was owed $390,000 from related parties pursuant to a loan carrying an interest rate of 0.19% per annum. The loan was originally incurred in connection with the purchase of a Company subsidiary’s domain name. During the three months ended September 30, 2023, the outstanding loan was repaid in full through the holdback and surrender of 26,731 shares of Class A Common Stock which the borrower was otherwise entitled to receive.

There were no other related party transactions during these periods.

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

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

The following presents the revenue by geographic region:

	Three months ended		Nine months ended
	September 30		September 30
	2023	2022	2023	2022

United States	$15,861,360	$10,748,228	$55,659,103	$18,887,940
Canada	401,102	109,074	697,985	266,303
Other	1,719,688	125,880	4,214,491	273,016

	$17,982,150	$10,983,182	$60,571,579	$19,427,259

The Company tracks assets by physical location. Long-lived assets consists of property and equipment, net, and are shown below:

	September 30, 2023	December 31, 2022

United States	$17,497,670	$8,401,351
Canada	380,828	442,881
	$17,878,498	$8,844,232

Rumble Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

19.	Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the condensed consolidated interim financial statements to conform to the current year presentation. There has been no impact on previously reported net loss or shareholders’ equity from such reclassifications.

The following table summarizes the impact of the reclassification adjustments on the Company’s condensed consolidated interim statement of operations for the three and nine months ended September 30, 2022 as included in the Form 10-Q filed with the SEC on November 14, 2022.

	As previously reported	Adjustments	As reclassified

Condensed consolidated statements of operations for the three months ended:
September 30, 2022
Cost of revenues	$7,489,884	$(7,489,884)	$-
Cost of services (content, hosting, and other)	-	12,287,183	12,287,183
General and administrative	2,545,408	316,379	2,861,787
Research and development	1,717,892	6,455	1,724,347
Sales and marketing	6,547,045	(5,086,868)	1,460,177
Share-based compensation	188,667	(188,667)	-
Foreign exchange loss (gain)	24,980	(24,980)	-
Amortization and depreciation	257,394	152,994	410,388
Interest income (expense), net	210,548	1,180	211,728
Other income (expense)	-	(24,980)	(24,980)
Income tax (expense) recovery	3,588	(3,588)	-

Condensed consolidated statements of operations for the nine months ended:
September 30, 2022
Cost of revenues	$14,671,468	$(14,671,468)	$-
Cost of services (content, hosting, and other)	-	20,213,175	20,213,175
General and administrative	5,577,028	587,378	6,164,406
Research and development	3,701,790	19,366	3,721,156
Sales and marketing	9,626,375	(6,204,071)	3,422,304
Share-based compensation	222,639	(222,639)	-
Foreign exchange loss (gain)	49,548	(49,548)	-
Amortization and depreciation	625,369	299,605	924,974
Interest income (expense), net	231,999	2,535	234,534
Other income (expense)	-	(49,548)	(49,548)
Income tax (expense) recovery	(18,811)	18,811	-

20.	Subsequent Events

On October 3, 2023, the Company acquired 100% of the equity of North River Project Inc. (“North River”), an entity that holds intellectual property in exchange for a cash payment of C$10,000,000 Canadian Dollars upon closing and future contingent cash payments up to an amount of C$10,000,000 Canadian Dollars. On the date of acquisition, C$10,000,000 Canadian Dollars was equivalent to approximately $7,293,000 United States Dollars based on the exchange rate of such date of C$1.3711: U.S.$1.00. The amount of the Company’s contingent payment obligation may change over time when expressed in United States Dollars due to fluctuations in the Canadian Dollar-United States Dollar exchange rate.

The Company’s management reviewed all material events through November 13, 2023, and there were no material subsequent events other than those disclosed above.

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

Overview

We are a high growth, video sharing and cloud services provider platform designed to help content creators manage, distribute, and monetize their content by connecting them with brands, publishers, and directly to their subscribers and followers. Our registered office is 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. Our shares of Class A common stock and warrants are traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “RUM” and “RUMBW”, respectively.

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

On October 3, 2023, the Company acquired 100% of the outstanding equity of North River Project Inc. (“North River”), an entity that holds intellectual property. Refer to Note 20, Subsequent Events, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

Other revenues include fees earned from tipping features within the Company’s video platform as well as certain cloud, subscription, platform hosting and professional services. Fees from tipping features are recognized at a point in time when a user tips on the platform. Both cloud and subscription services are recognized over time for the duration of the contract. Revenues related to platform hosting are recognized over time as the Company provides access to the platform. Professional service revenues have stand-alone functionality to the customer and are recognized at a point in time as services are provided or earned.

Refer to Note 3, Summary of Significant Accounting Policies, to the Annual Financial Statements.

Expenses

Expenses primarily include cost of services, general and administrative, research and development, sales and marketing, acquisition-related transaction costs, amortization and depreciation, and changes in fair value of contingent consideration. The most significant component of our expenses on an ongoing basis are programming and content, service provider costs, and staffing-related costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses which include bonuses and share-based compensation for our executives and other administrative employees. It also includes legal and professional fees, business insurance costs, operating lease costs and other costs. As a public company, we expect to continue to incur material costs related to compliance with applicable laws and regulations including audit and accounting fees, legal, insurance, investor relations and other costs.

Research and Development Expenses

Research and development expenses consist primarily of payroll and related expenses which include bonuses and share-based compensation for our employees on our engineering and development teams. It also includes consultant fees related to our development activities to originate, develop and enhance our platforms.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of payroll and related expenses which include bonuses and share-based compensation for our employees associated with our sales and marketing functions. It also includes consultant fees and direct marketing costs related to the promotion of our platforms/solutions. Sales and marketing expenses are expected to increase over time as we promote our platform, increase marketing activities, grow domestic and international operations, and continues to build brand awareness.

Acquisition-related Transaction Costs

Acquisition-related transaction costs consist of transaction expenses related to the Business Combination and other acquisitions.

Amortization and Depreciation

Amortization and depreciation represent the recognition of costs of assets used in operations, including intangible assets, and property and equipment, over their estimated service lives.

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

Other Income (Expense)

Other income (expense) consists of miscellaneous income earned outside of normal company revenue generated through advertising, licensing and other revenue including fees earned from tipping features, cloud, subscription, platform hosting and professional services.

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

Income Tax Expense

Income tax expense consists of changes in our deferred tax assets and current income taxes.

Key Business Metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the key business metrics described below.

Monthly Active Users (“MAUs”)

We use MAUs as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis. MAUs represent the total web, mobile app, and connected TV users of Rumble for each month, which allows us to measure our total user base calculated from data provided by Google, a third-party analytics provider. Google defines “active users” as the “[n]umber of distinct users who visited your website or application.”1 We have used the Google analytics systems since we first began publicly reporting MAU statistics, and the resulting data have not been independently verified.

As of July 1, 2023, Universal Analytics (“UA”), Google’s analytics platform on which we historically relied for calculating MAUs using company-set parameters, was phased out by Google and ceased processing data. At that time, Google Analytics 4 (“GA4”) succeeded UA as Google’s next-generation analytics platform, which we used to determine MAUs for the third quarter of 2023 and which we expect to continue to use to determine MAUs in future periods. Although Google has disclosed certain information regarding the transition to GA4,2 Google does not currently make available sufficient information relating to its new GA4 algorithm for us to determine the full effect of the switch from UA to GA4 on our reported MAUs. Because Google has publicly stated that metrics in UA “may be more or less similar” to metrics in GA4, and “[i]t is not unusual for there to be apparent discrepancies” between the two systems,3 we are unable to determine whether the transition from UA to GA4 has a positive or negative effect, or the magnitude of such effect, if any, on our reported MAUs. It is therefore possible that MAUs that we reported based on the UA methodology (“MAUs (UA)”) for periods prior to July 1, 2023, cannot be meaningfully compared to MAUs based on the GA4 methodology (“MAUs (GA4)”) in subsequent periods.

MAUs (GA4) represent the total web, mobile app, and connected TV users of Rumble for each month,4 which allows us to measure our total user base calculated from data provided by Google.5 Connected TV users were not counted within MAUs within MAUs (UA) for periods prior to July 1, 2023, and we believe the number of such users was immaterial in those prior periods. We also believe that fewer than 1 million MAUs in the current period are from connected TV, making them similarly immaterial. Google’s parameters for measuring “active users” appear to exclude many, but not all, users who access content on Rumble through “embedded” videos on domains other than rumble.com, and we are unable to determine the exact number of users who access “embedded” content within our total number of MAUs. In addition, MAUs (GA4) may rely on statistical sampling and may be based on estimates of data that Google is missing “due to factors such as cookie consent.”6

As with our earlier MAU reporting, there is a potential for minor overlap in the resulting data due to users who access Rumble’s content through the web, our mobile apps, and connected TVs in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. MAUs do not include users of Locals. We also do not separately report the number of users who register for accounts in any given period, which is different from MAUs.

[1]	Google, “[UA→GA4] Comparing Metrics: Google Analytics 4 vs. Universal Analytics, https://support.google.com/analytics/answer/11986666#zippy=%2Cin-this-article (last accessed Nov. 5, 2023) [hereinafter: “Google, Comparing Metrics.”] (providing the technical criteria Google uses to calculate active users).
[2]	Id.
[3]	Id.
[4]	During the measurement period, Rumble was available on the following connected TV systems: Roku, Android TV, Amazon Fire, and LG TVs.
[5]	Google provides additional information on its definition of an “active user,” see Google, Comparing Metrics.
[6]	According to the GA4 dashboard, “[a]s of August 26, 2023, Analytics is estimating data that’s missing due to factors such as cookie consent.”

Like many other major social media companies, we rely on significant paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine. Spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators, including reporting of MAUs by Google. We continually seek to improve our ability to estimate the total number of spam-generated users, and we eliminate material activity that is substantially likely to be spam from the calculation of our MAUs. We will not, however, succeed in identifying and removing all spam.

MAUs (GA4) were 58 million on average in the third quarter of 2023.

Estimated Minutes Watched Per Month (“MWPM”)

We use estimated MWPM as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis and the intensity of users’ engagement with the platform. Estimated MWPM represents the monthly average of minutes watched per user within a quarterly period, which helps us measure user engagement. Estimated MWPM is calculated by converting actual bandwidth consumption into minutes watched, using our management’s best estimate of video resolution quality mix and various encoding parameters. We continually seek to improve our best estimates based on our observations of creator and user behavior on the Rumble platform, which changes based on the introduction of new product features, including livestreaming. We are currently limited, however, in our ability to collect data from certain aspects of our systems while we improve our measurement capabilities. These limits may result in errors that are difficult to quantify, especially as the proportion of livestreaming on the Rumble platform increases over time, and as we improve the quality of various video formats by increasing bit rates, until we are able to measure MWPM directly. Bandwidth consumption includes video traffic across the entire Rumble platform (website, apps, embedded video, connected TV, etc.), as well as what our management believes is a nominal amount of non-video traffic, and a nominal amount of traffic from customers hosted on Rumble’s infrastructure, and an unknown amount of consumption of Rumble videos outside of the Rumble video player. Starting in the second quarter of 2022 we began transitioning a portion of Locals’ bandwidth consumption to our infrastructure. While Locals’ bandwidth consumption currently represents an immaterial amount of consumption, we expect this figure to grow in the coming quarters.

Estimated MWPM was 10.7 billion on average in the third quarter of 2023, an increase of 19% from the third quarter of 2022 and a decrease of 9% from the second quarter of 2023. The growth from the third quarter of 2022 is attributable to: our growing pool of content creators; our value proposition as competing platforms continue to censor and cancel the voices of creators; and our new platform features. We believe the decline from the second quarter of 2023 is due to several factors, including: many popular content creators taking time off during the summer; users consuming less content when popular content creators are inactive; and a portion of our bandwidth consumption moving from third-party service providers’ content delivery networks (“CDNs”) to our own proprietary CDN in the second half of the quarter. Based on preliminary testing, our own CDN indicates less bandwidth consumption than our service providers’ CDN for comparable user activity. Because we calculate estimated MWPM by converting bandwidth consumption into minutes watched, consumption measured through our own CDN yields a lower estimated MWPM, than when measured through our service providers’ CDNs. Because of the estimated nature of MWPM based on bandwidth consumption, we are currently developing tools to measure MWPM directly through users’ viewing time. To the extent we are able to successfully develop and implement this capability, we expect to begin reporting directly-measured MWPM rather than an estimate based on bandwidth consumption.

Hours of Uploaded Video Per Day

We use the amount of hours of uploaded video per day as a measure of content creation to help us understand the volume of content being created and uploaded to us on a daily basis.

Hours of uploaded video per day were 15,700 on average in the third quarter of 2023, representing an increase of 78% from the third quarter of 2022 and a 19% increase from the second quarter of 2023. We continue to see hours of uploaded video per day grow due to our expanding pool of content creators and increased user watch time as a result of livestreaming and a continued improvement of user experience.

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

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for three months ended September 30, 2023 and 2022:

The following table sets forth our condensed consolidated interim statements of operations for the three months ended September 30, 2023 and 2022 and the dollar and percentage change between the two periods:

For the three months ended September 30,	2023	2022	Variance ($)	Variance (%)

Revenues	$17,982,150	$10,983,182	$6,998,968	64%

Expenses
Cost of services (content, hosting and other)	$39,751,475	$12,287,183	$27,464,292	224%
General and administrative	9,688,129	2,861,787	6,826,342	239%
Research and development	5,111,748	1,724,347	3,387,401	196%
Sales and marketing	3,182,903	1,460,177	1,722,726	118%
Acquisition-related transaction costs	445,833	-	445,833	*NM
Amortization and depreciation	1,353,071	410,388	942,683	230%
Changes in fair value of contingent consideration	(1,335,177)	-	(1,335,177)	*NM
Total expenses	58,197,982	18,743,882	39,454,100	210%
Loss from operations	(40,215,832)	(7,760,700)	(32,455,132)	418%
Interest income	3,620,882	211,728	3,409,154	1610%
Other income (expense)	104,339	(24,980)	129,319	(518)%
Change in fair value of warrant liability	7,485,695	5,715,500	1,770,195	31%
Loss before income taxes	(29,004,916)	(1,858,452)	(27,146,464)	1461%
Income tax expense	(16,126)	-	(16,126)	*NM
Net loss	$(29,021,042)	$(1,858,452)	$(27,162,590)	1462%

*	NM- Percentage change not meaningful.

Revenues

Revenues increased by $7.0 million to $18.0 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, of which $2.3 million is attributable to higher advertising revenue and $4.7 million is attributable to higher licensing and other revenue. The increase in advertising revenue was driven by an increase in consumption as well as the introduction of new advertising solutions for creators, publishers and advertisers, including host read advertising and our online advertising management exchange (“Rumble Advertising Center” or “RAC”), both of which we started to build and test in the second half of 2022. The increase in licensing and other revenue was driven by subscriptions as well as licensing creator content, tipping, cloud and platform hosting fees.

Cost of Services

Cost of services increased by $27.5 million to $39.8 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due to an increase in programming and content costs of $26.1 million, hosting expenses of $0.7 million, and other service costs of $0.7 million.

General and Administrative Expense

General and administrative expenses increased by $6.8 million to $9.7 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due to an increase in payroll and related expenses of $2.9 million, share-based compensation of $1.1 million related to the recognition of rights to contingent consideration in connection with the Callin acquisition, as well as other administrative expenses of $2.8 million, most of which are public company-related, including accounting, legal, investor relations, insurance and other administrative services.

Research and Development Expense

Research and development expenses increased by $3.4 million to $5.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due to a $3.0 million increase in payroll and related expenses, as well as a $0.4 million increase in costs related to computer software and hardware, and other administrative expenses.

Sales and Marketing Expense

Sales and marketing expenses increased by $1.7 million to $3.2 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due to a $0.8 million increase in staffing-related and consulting service costs, as well as a $0.9 million increase in other marketing and public relations activities.

Acquisition-related transaction costs

Acquisition-related transaction costs increased by $0.4 million to $0.4 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Acquisition-related transaction costs for three months ended September 30, 2023 consisted of professional fees incurred related to acquisitions that occurred in 2023.

Amortization and Depreciation

Amortization and depreciation increased by $0.9 million to $1.4 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as we continue to build out our infrastructure.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $1.3 million resulting in a gain of $1.3 million in the three months ended September 30, 2023. The increase relates to contingently issuable Class A common stock in connection with the Callin acquisition. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this contingent consideration was measured using the fair value of the expected number of shares that to be issued and Company’s share price (Level 3 fair value hierarchy input). Refer to Note 3, Business Combination, of the condensed consolidated interim financial statements.

Interest Income

Interest income increased by $3.4 million to $3.6 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due to carrying a higher balance in cash, cash equivalents, and marketable securities as a result of the Business Combination. The funds were invested in money market funds, treasury bills, and term deposits.

Other Income (Expense)

Other income increased by $0.1 million to $0.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $1.8 million resulting in a gain of $7.5 million in the three months ended September 30, 2023. The increase relates to the issuance of 8,050,000 warrants in connection with the public offerings, private placements, and FPA. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq (Level 1 fair value hierarchy input). Refer to Note 2, Significant Events and Transactions, of the Annual Financial Statements.

Income Tax Expense

Income tax expense increased by $16.1 thousand to $16.1 thousand in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Comparisons for nine months ended September 30, 2023 and 2022:

The following table sets forth our condensed consolidated interim statements of operations loss for the nine months ended September 30, 2023 and 2022 and the dollar and percentage change between the two periods:

For the nine months ended September 30,	2023	2022	Variance ($)	Variance (%)

Revenues	$60,571,579	$19,427,259	$41,144,320	212%

Expenses
Cost of services (content, hosting and other)	$106,615,656	$20,213,175	$86,402,481	427%
General and administrative	27,482,408	6,164,406	21,318,002	346%
Research and development	12,078,168	3,721,156	8,357,012	225%
Sales and marketing	10,215,780	3,422,304	6,793,476	199%
Acquisition-related transaction cost	1,150,035	1,341,056	(191,021)	(14)%
Amortization and depreciation	3,077,705	924,974	2,152,731	233%
Change in fair value of contingent consideration	(1,709,173)	-	(1,709,173)	*NM
Total expenses	158,910,579	35,787,071	123,123,508	344%
Loss from operations	(98,339,000)	(16,359,812)	(81,979,188)	501%
Interest income	10,499,232	234,534	10,264,698	4377%
Other income (expense)	85,939	(49,548)	135,487	(273)%
Changes in fair value of warrant liability	643,195	5,715,500	(5,072,305)	(89)%
Loss before income taxes	(87,110,634)	(10,459,326)	(76,651,308)	733%
Income tax expense	(32,601)	-	(32,601)	*NM
Net loss	$(87,143,235)	$(10,459,326)	$(76,683,909)	733%

*	NM- Percentage change not meaningful.

Revenues

Revenues increased by $41.1 million to $60.6 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, of which $32.0 million is attributable to higher advertising revenue and $9.1 million is attributable to higher licensing and other revenue. The increase in advertising revenue was driven by an increase in consumption as well as the introduction of new advertising solutions for creators, publishers and advertisers, including host read advertising and RAC, both of which we started to build and test in the second half of 2022. The increase in licensing and other revenue was driven by subscriptions as well as licensing creator content, tipping, cloud and platform hosting fees.

Cost of Services

Cost of services increased by $86.4 million to $106.6 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due to an increase in programming and content costs of $82.2 million, hosting expenses of $1.7 million, and other service costs of $2.5 million.

General and Administrative Expense

General and administrative expenses increased by $21.3 million to $27.5 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due to an increase in payroll and related expenses of $9.2 million, share-based compensation of $1.6 million related to the recognition of rights to contingent consideration in connection with the Callin acquisition, as well as a $10.5 million increase in other administrative expenses, most of which are public company-related including accounting, legal, investor relations, insurance and other administrative services.

Research and Development Expense

Research and development expenses increased by $8.4 million to $12.1 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due to a $6.9 million increase in payroll and related expenses, as well as a $1.5 million increase in costs related to computer software, hardware and other administrative expenses.

Sales and Marketing Expense

Sales and marketing expenses increased by $6.8 million to $10.2 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due to a $2.0 million increase in staffing-related and consulting service costs, as well as a $4.8 million increase in other marketing and public relations activities.

Acquisition-related transaction costs

Acquisition-related transaction costs decreased by $0.2 million to $1.2 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Acquisition-related transaction costs for the nine months ended September 30, 2023 consisted of $1.2 million related to the acquisitions in 2023. For the nine months ended September 30, 2022, acquisition-related transaction costs consisted of $1.4 million, which included legal and other professional fees related to the Business Combination.

Amortization and Depreciation

Amortization and depreciation increased by $2.2 million to $3.1 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as we continue to build out our infrastructure.

Interest Income

Interest income increased by $10.3 million to $10.5 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due to carrying a higher balance in cash, cash equivalents, and marketable securities as a result of the Business Combination. The funds were invested in money market funds, treasury bills, and term deposits.

Other Income (Expense)

Other income increased by $0.1 million to $0.1 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $5.1 million resulting in a loss of $0.6 million in the nine months ended September 30, 2023. The decrease relates to the issuance of 8,050,000 warrants in connection with the public offerings, private placements, and FPA. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq (Level 1 fair value hierarchy input). Refer to Note 2, Significant Events and Transactions, of the Annual Financial Statements.

Income Tax Expense

Income tax expense increased by $32.6 thousand to $32.6 thousand in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

We have historically financed operations primarily through cash generated from operating activities and most recently through proceeds from financing. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of September 30, 2023 our cash, cash equivalents, and marketable securities balance was $267.0 million. Cash, cash equivalents, and marketable securities consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As we have consistently stated, we intend to use a substantial portion of funds that we have raised to acquire content by providing economic incentives to a small number of content creators, including sports leagues. This content acquisition strategy will allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As a result, we expect this strategy will require us to consume a significant portion of our capital raised. As of September 30, 2023, we had entered into programming and content agreements with a minimum contractual cash commitment of $123 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 48 months, commencing in 2023. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial.

The following table presents a summary of the condensed consolidated interim statement of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
Net cash provided by (used in):	2023	2022	Variance ($)
Operating activities	$(59,830,732)	$(17,399,644)	$(42,431,088)
Investing activities	(10,953,421)	(5,830,881)	(5,122,540)
Financing activities	(503,136)	333,017,493	(333,520,629)
Exchange rate changes on cash and cash equivalents	1,882	45,707	(43,825)
Decrease in cash and cash equivalents during the period	(71,285,407)	309,832,675	(381,118,082)
Cash and cash equivalents, beginning of period	337,169,279	46,847,375	290,321,904
Cash and cash equivalents, end of period	$265,883,872	$356,680,050	$(90,796,178)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 primarily consisted of net loss adjusted for certain non-cash items, including a $2.4 million gain on change in fair value of warrants and contingent consideration, offset by a $10.5 million change in share-based compensation, $3.1 million change in amortization and depreciation as well as changes in operating assets and liabilities. The increase in net cash used in operating activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was mostly due to an increase in expenses partially offset by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 consisted of $11.9 million in purchases of property, equipment intangible assets, offset by $1.0 million in cash acquired in connection with the Callin acquisition. The increase in net cash used in investing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was mostly due to an increase in purchases of property, equipment, and intangible assets, as well as cash acquired in connection with the Callin acquisition.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, mainly consisted of $0.5 million related to taxes paid from net share settlement of share-based compensation as well as $40 thousand of share issuance cost related to the acquisition of Callin. The increase in net cash used in financing activities was mainly due to the taxes paid from net share settlement of share-based compensation in the nine months ended September 30, 2023 compared to the receipt of cash proceeds, net of transactions costs, from the Business Combination in the nine months ended September 30, 2022.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022
Total revenue	$17,982,150	$24,974,054	$17,615,375	$19,957,025
Net loss	$(29,021,042)	$(29,454,080)	$(28,668,113)	$(944,668)

	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021
Total revenue	$10,983,182	$4,399,312	$4,044,765	$2,939,548
Net loss	$(1,858,452)	$(4,688,680)	$(3,912,194)	$(10,548,573)

Critical Accounting Policies and Significant Management Estimates

We prepare our condensed consolidated interim financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of condensed consolidated interim financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Warrants

Measurement of warrants issued to purchase shares of Class A common stock post-closing of the Business Combination is based on the Nasdaq closing price of our warrants as of the date of measurement. Warrants issued to purchase common stock of Legacy Rumble prior to the closing of the Business Combination were freestanding financial instruments classified as equity, and measured using the BSM option pricing model, which included assumptions related to the inputs of exercise price, fair value of the underlying common stock, risk-free interest rate, expected term, expected volatility, and expected dividend yield, which were all determined in the same manner as our stock options detailed in the above “Stock Based Compensation Expenses” section. As the outstanding warrants (prior to the closing of the Business Combination) were also subject to a performance condition, management assessed the probability of the performance condition being met at each reporting date. These Legacy Rumble warrants were exchanged for 14,153,048 shares of our Class A Common Stock as part of the Business Combination, for a par value of $731,281.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated interim financial statements for the three and nine months ended September 30, 2023 and 2022.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with one customer. For the three and nine months ended September 30, 2023, one customer accounted for $5.8 million and $29.8 million or 32% and 49% of our revenue, respectively. For the three and nine months ended September 30, 2022, one customer accounted for $5.8 million and $5.8 million or 53% and 30% of our revenue, respectively. As of September 30, 2023 one customer accounted for 36% of our accounts receivable (December 31, 2022 - 66%), which has been collected in the month of October 2023.

Interest Rate Risk

We are exposed to interest rate risk on our cash, cash equivalents and marketable securities. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $267.0 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

In October 2022, we received notification of a putative class action lawsuit alleging violations of the Video Privacy Protection Act in the United States District Court for the Middle District of Florida. Our motion for summary judgment on the issue of venue is currently pending before the court. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of the lawsuit is uncertain, and could result in, among other things, damages and/or awards of attorneys’ fees or expenses.

Along with co-plaintiff Eugene Volokh, on December 1, 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. On February 14, 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law; on June 20, 2023, the New York Attorney General appealed the district court’s injunction. An oral argument date for the appeal has not yet been set.

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the SEC. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Risks Relating to Our Business

We rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain performance metrics, such as our MAUs, based on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges may continue to occur, and potentially to increase as our engagement grows. There are also inherent challenges in measuring usage across our large user base. For example, as further described in our “Key Business Metrics” section, there is a potential for minor overlap in our usage data due to users who access Rumble’s content through the web, our mobile apps, and connected TVs in a given measurement period.

Third parties on which we rely for certain of our key metrics may make changes or improvements to their tools and methodologies. For example, starting July 1, 2023, Universal Analytics (UA), Google’s analytics platform on which we historically relied for calculating MAUs using company-set parameters, was phased out by Google and ceased processing data. At that time, Google Analytics 4 (GA4) succeeded UA as Google’s next-generation analytics platform, which we used to determine MAUs for the third quarter of 2023 and which we expect to continue to use to determine MAUs in future periods. Google does not currently make available sufficient information relating to its new GA4 algorithm for us to determine the full effect of the switch from UA to GA4 on our reported MAUs. Likewise, Google’s parameters for measuring “active users” appear to exclude many, but not all, users who access content on Rumble through “embedded” videos on domains other than rumble.com, and we are unable to determine the exact number of users who access “embedded” content within our total number of MAUs. In addition, MAUs (GA4) may rely on statistical sampling and may be based on estimates of data that Google is missing due to factors such as cookie consent. We are also unable to determine whether the transition from UA to GA4 has a positive or negative effect, or the magnitude of such effect, if any, on our reported MAUs. It is therefore possible that MAU figures that we reported for periods prior to July 1, 2023 cannot be meaningfully compared to our MAUs figures for subsequent periods.

In addition, we rely on third-party service providers to measure our bandwidth consumption, which currently forms the basis for our estimated MWPM. Starting in the second half of the third quarter of 2023, we began moving from third-party service providers’ content delivery networks (“CDNs”) to our own proprietary CDN. Based on preliminary testing, our own CDN indicates less bandwidth consumption than our service providers’ CDN for comparable user activity. Because we calculate estimated MWPM by converting bandwidth consumption into minutes watched, consumption measured through our own CDN yields a lower estimated MWPM, than when measured through our service providers’ CDNs. Because of the estimated nature of MWPM based on bandwidth consumption, we are currently developing tools to measure MWPM directly through users’ viewing time. To the extent we are able to successfully develop and implement this capability, we expect to begin reporting directly-measured MWPM rather than an estimate based on bandwidth consumption. When we make this switch, the directly-measured MWPM will likely be substantially different from the estimated MWPM we have reported in prior quarters due to the exclusion of certain categories of played video from directly measured MWPM.

Changes to these tools and methodologies could cause inconsistency between current data and previously reported data, which could raise questions about the usefulness of our reported metrics or make it more difficult for investors to accurately assess our performance over time. If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be damaged, resulting in material harm to our business, results of operations, and financial condition.

Our recently launched Cloud business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected.

Our recent expansion into the cloud service business may not be successful and involves various risks relating to this business that may negatively affect our operating results, including:

●	our ability to derive an optimal pricing model that enables us to derive sufficient value from our customers while attracting new customers and retaining existing customers;

●	our reliance on third-party providers for data center space and colocation services and on public cloud providers to prevent service disruptions;

●	the intense competition that we face, including from companies with longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have;

●	our ability to attract and retain highly qualified personnel, particularly software and cloud engineers and sales and customer experience personnel;

●	the possibility that we may be unable to maintain and improve our platform performance, especially during peak usage times;

●	the possibility that we may underestimate or overestimate our data center capacity requirements and our capital expenditures on data centers, servers and equipment;

●	our exposure to possible liability and harm to our reputation if the security of our cloud is breached, resulting in the exposure of our customers’ data, including personal information, to cyber criminals and other nefarious actors;

●	the possibility that we may be unable to maintain the compatibility of our platform with third-party applications that our customers use in their businesses; and

●	our ability to respond to rapid technological changes with new solutions and services offerings.

The occurrence of any of these factors, or our inability to successfully mitigate the results of the associated impact, could also damage our reputation, negatively impact our relationship with our customers, and otherwise materially harm our business, results of operations, and financial condition.

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

Our user base and user engagement growth are directly driven by the content available on our platform. As part of our previously announced strategy, we intend to use a substantial portion of funds that we have raised to acquire content by providing economic incentives, including minimum guaranteed earnings, to a limited number of content creators, including sports leagues. This content acquisition strategy is intended to allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As of September 30, 2023, we had entered into programming and content agreements with a minimum contractual cash commitment of $128 million. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial. To the extent our revenue and/or user growth assumptions associated with any such creator do not meet our expectations, our financial performance, results of operations and liquidity may be negative impacted, since a failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

Negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers.

Our commitment to diversity of opinion and refusal to censor content on our platforms has in the past resulted and is likely to continue to result in malicious media campaigns directed against us. For example, our recent refusal to the request by a member of the UK Parliament to demonetize the channel of a specific content creator has led us to be subjected to negative publicity by certain news organizations that are considered to be reputable by some segments of the population. Such a campaign may have been intended to interfere with our relationships with streaming partners and advertisers.

We expect that the proliferation of alternative media, including on our platform, will continue to be viewed as a growing competitive threat by established news organizations, and may result in an escalation, both in frequency and intensity, of negative publicity campaigns against us and our creators. Such campaigns, even if groundless in nature, may result in negative public perception and damage to relationships with our business partners, including content creators and advertisers, which may negatively impact our operating results.

Risks Related to the Legal and Regulatory Environment in Which We Operate

We may become subject to newly enacted laws and regulations that restrict content on the internet.

The expansion of regulatory and censorship regimes by governments around the world is likely to limit the freedom of speech and artistic expression on the internet, which in turn may inhibit the growth of alternative and nontraditional platforms like Rumble relative to traditional media publishers and established technology platforms that feature stricter content moderation. For example, Canada’s Bill C-11, also known as the Online Streaming Act, grants Canadian regulatory authorities significantly increased regulatory powers over audiovisual content on the internet. While we do not yet meet the regulatory criteria to comply with C-11, our commitment to a free and open internet may result in governmental actions against our platform, costly and prolonged legal challenges, and the prohibition or suppression of our platform in certain jurisdictions or our voluntary withdrawal from such jurisdictions.

Several U.S. states have also enacted legislation that regulates online content. For example, New York State’s Social Media Law, which aims to impose regulations on social media companies, was recently enjoined by a court, but is currently undergoing an appeal. In addition, the states of Utah and Arkansas have recently enacted legislation limiting the ability of minors to use online platforms without parental consent. These state laws are currently subject to legal challenges, and the Arkansas law has been enjoined. Our business, financial performance and results of operations could be negatively affected by the impact of these laws and the costs of complying with them.

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

RUMBLE INC.

Date: November 13, 2023		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: November 13, 2023		/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer