Form 10-K
period 2023-12-31
Rumble Inc.
filed 2024-03-27
CIK 1830081

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2023 was approximately $699.2 million.

As of March 22, 2024, the registrant had issued and outstanding (i) 115,126,670 shares of Class A common stock, par value $0.0001 per share, (ii) 165,153,628 shares of Class C common stock, par value $0.0001 per share, and (iii) 105,782,403 shares of Class D common stock, par value $0.0001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on June 14, 2024, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

Rumble Inc.
Annual Report on Form 10-K
for the Year Ended December 31, 2023

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Form 10-K and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Form 10-K provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	our recently launched cloud business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	we may be adversely impacted by other economic, business, and/or competitive factors;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Form 10-K, including those under “Item 1A. Risk Factors” herein, and other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”).

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

Our Story

Rumble was founded in 2013, when the concept of ‘preferencing’ on the internet was simple – it was big vs. small. At that time, it was clear that the incumbent social video platforms were beginning to preference large creators, influencers, and brands, while leaving the small creator behind and thus, creating a market opportunity. At that time, Rumble was founded based on the premise of providing small creators with the tools and distribution that they needed to succeed.

Fast forward to 2020, when a new, and much more nuanced world of ‘preferencing’ was evolving online, which included sophisticated algorithms used by the incumbents for amplification and censorship. In contrast, Rumble never moved the goal posts on its content policies. This consistency and transparency, along with tailwinds from the 2020 U.S. election season, led to dramatic growth in Rumble’s user base from 1.2 million monthly active users (“MAUs”) in Q2 2020 to 21 million MAUs in Q4 2020.

Soon after this, the preferencing and censorship enforced by the incumbent social platforms continued to expand into many other areas of content, including but not limited to the crypto-finance community and pop culture. As a result, more creators and their audiences found a new home on Rumble. These have included top creators, such as Dan Bongino, Russell Brand, Kim Iversen, Dave Rubin, Kimberly Guilfoyle, Glenn Greenwald, Matt Kohrs, and Dana White, just to name a few. As a result, our user base has more than tripled in three years, growing from 21 million MAUs (UA) in Q4 2020 to 67 million MAUs (GA4) in Q4 2023.

During this period of accelerated growth, Rumble announced a business combination with CF VI, a special purpose acquisition company, on December 1, 2021. The Business Combination was successfully completed on September 16, 2022, and our Class A common stock, par value $0.0001 per share (“Class A Common Stock”) began trading on The Nasdaq Global Market (“Nasdaq”) under the symbol RUM. The Business Combination and related PIPE investment provided Rumble with gross proceeds of approximately $400 million, prior to transaction expenses. This capital infusion has helped Rumble compete with its big tech and other incumbent competitors. Ultimately, 99.9% of CF VI shareholders elected not to redeem their shares, which we believe was a strong expression of support for Rumble’s mission, its growth story to date and its future potential.

With this capital in place, Rumble set out to execute on a growth strategy with the following four key tenets: 1) invest in content to grow and diversify the content library and user base; 2) build Rumble Advertising Center, an in-house advertising marketplace and network; 3) create the infrastructure to support the Rumble video platform and future Rumble Cloud go-to-market needs; and 4) hire across the organization to support domestic and future international growth. Today, Rumble is a high-growth video and cloud services provider on a mission to protect the free and open internet.

For further discussion of our key performance indicators, including definitions and explanations of the ways that management uses these metrics in managing the performance of the business, please refer to the section titled “Key Business Metrics” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Portfolio

Rumble is comprised of two segments: Rumble Services and Rumble Cloud.

1)	Rumble Services:

●	Rumble Video: a video sharing platform enabled by Rumble.com and its associated mobile and connected TV applications;

●	Rumble Streaming Marketplace: a multi-platform livestreaming and monetization service for creators enabled by Rumble Studio;

●	Rumble Advertising Center: an in-house advertising marketplace and network enabled by Rumble Advertising Center (“RAC”);

2)	Rumble Cloud:

●	Rumble Cloud: an infrastructure as a service (IaaS) offering consisting of a portfolio of compute, storage, security, and networking offerings.

Rumble Services

Vision, Products and Differentiation

Rumble Services consists of three core businesses: Rumble Video, Rumble Studio, and RAC. The collective vision of Rumble Services is to provide creators with the best monetization toolkit on the internet. To fulfill this vision, our product roadmap is focused on the progressive integration of these businesses and underlying products into to a single seamlessly integrated platform, which has the potential to unlock a variety of differentiated feature sets to users, creators, advertisers, and publishers.

Rumble Video is enabled primarily through our flagship product, Rumble.com, a free-to-use video sharing and livestreaming platform on which users can watch, share, like, comment, and upload videos. Users can subscribe to channels to stay in touch with creators and access video on-demand (“VOD”) and live content streamed by creators. In addition, Rumble Video also offers a premium subscription service via Locals.com, where users can access certain free content and purchase subscriptions to support creators and access exclusive content in creator communities. Both Rumble.com and Locals.com are available via desktop and mobile web, iOS and Android mobile applications (“apps”), as well as connected TV apps including Roku, Apple TV, Amazon Fire TV, LG, Samsung, and Android TV. In aggregate, Rumble Video provides a platform for creators to benefit from our growing advertising business and revenue share model.

Rumble Streaming Marketplace is enabled by Rumble Studio, a new, patent-pending application designed to enable a first-of-its-kind livestreaming and monetization service for creators. Using Rumble Studio, creators can establish a variety of custom settings for their livestream, set up, go-live and control their livestream across multiple social platforms, while also benefiting from a variety of custom and programmatic monetization opportunities, including host-read ads and sponsorships. Rumble Studio is currently available via desktop and mobile web, as well as iOS and Android mobile applications.

Rumble Advertising Center is our proprietary advertising marketplace and network designed to facilitate transactions for advertisers seeking to access Rumble.com traffic and also traffic from other publishers in the RAC network. Within the platform, RAC offers a unique set of advertising opportunities for advertisers, including traditional display and pre-roll/mid-roll video advertising in addition to creator sponsorships. Furthermore, the automated technology designed to make creator sponsorship opportunities available to advertisers either programmatically or through direct deals is planned to launch to general availability in 2024, which will be a fully differentiated offering in the market and augment the current manual sales effort for this revenue stream.

The continued scale and integration of the Rumble Video, Rumble Studio, and RAC platforms will bring a truly differentiated offering to the market, which is the key to fulfill the Company’s vision of providing the best monetization toolkit for creators on the internet.

How We Generate Revenue

Our portfolio of services enables a diversified set of revenue streams, which includes:

●	Advertising:

o	Banner / Display Advertising: offered to advertisers via RAC across our network of publishers, including Rumble.com.

o	Video Pre-Roll / Mid-Roll Advertising: offered to advertisers via RAC across our network of publishers, including Rumble.com, and also through custom integrations into live broadcasts.

o	Creator Sponsorships: offered to advertisers via RAC programmatically and through direct sales.

●	Subscriptions, Pay-Per-View and Tipping:

o	Subscriptions: revenue generated from users that subscribe to content creators on Locals.com.

o	Badge Subscriptions: revenue generated from badge subscriptions purchased by users on Rumble.com.

o	Pay-Per-View and Tipping: revenue generated from pay-per-view videos offered by creators and tips given by users to creators during livestreams.

We share revenue generated from advertising, subscriptions, pay-per-view and tipping with creators in a revenue-share model.

Sales & Marketing

A vast majority of the substantial user growth experienced by Rumble.com between 2020 and 2022 was organic, driven largely through user and creator advocacy. As a result, very minimal marketing spend was deployed during that time. In 2023, while the organic growth continued, the Company made several investments to bring in new content creators consistent with our goals during the de-SPAC, which in turn attracted new audiences to the platform. Going forward, we will look to build our brand across multiple audiences, driving user growth and video consumption through (1) selective content creator partnerships and advocacy, (2) continued strategies to earn unpaid media coverage and recognition, and (3) increased marketing spend, primarily through digital paid media channels, particularly as advertising revenues increase.

Our advertising platform, RAC, is designed as a self-serve platform where advertisers can sign up, build a campaign and bid on traffic leveraging various targeting tactics. As a result, paid marketing strategies will be employed as inventory is released into the network in an effort to attract new advertisers into the system. In parallel to this and other growth strategies, we will make continued investment into direct sales, account management and creator success teams to drive incremental business across display and video advertising, as well as sponsorships.

Lastly, for creators, the Company made several direct investments into large creators in 2023. These investments helped attract high-profile creators to the platform given that, at the time, our advertising revenues were minimal and creators’ earnings on the Rumble Video platform were generally not competitive with the earnings potential offered by the incumbent platforms. With the Company now focused more on growing the advertising business and driving revenue, we believe that creators are now better-positioned to earn money on Rumble, which we believe in turn will bring more content and creators to the platform, thereby yielding more engagement and ultimately driving more advertising revenue.

Competition

We operate in a challenging and rapidly evolving environment.  We compete with other online video distribution platforms, including YouTube, and confront conduct by YouTube and Google that we believe is highly anti-competitive (see Part I, Item 2, “Legal Proceedings” for further information).  We also face significant challenges in obtaining advertising revenue because advertisers have numerous options for allocating their advertising budgets. Rumble Video seeks to compete with other platforms by establishing and maintaining trust with our users, creating an enjoyable viewing experience that welcomes a variety of video content. We seek to operate a neutral video platform in order to meet the challenges presented by Big Tech.

Rumble Cloud

Origin, Vision, Products and Differentiation

After its initial beta phase, Rumble Cloud was launched in Q1 2024, and is an Infrastructure as a Service (IaaS) offering designed to service a wide variety of businesses from startups to small and medium sized businesses (SMBs) to enterprise clients.

Rumble Cloud was built based on the following key premises: 1) it was existential for us to invest and build out the infrastructure to support Rumble Video and insulate ourselves from arbitrarily enforced terms and conditions and unfavorable economics offered by the incumbent cloud providers, and 2) given the significant amount of compute, storage and bandwidth requirements of Rumble Video, it was a natural extension of the business to offer excess infrastructure capacity to the cloud market. Moreover, we saw an opportunity to capitalize on a product-market fit by specifically addressing the chronic customer pain points in the cloud market, including censorship, trust with data, vendor lock-in strategies, as well as unfair and unpredictable pricing.

Backed by our mission to protect a free and open internet, the vision of Rumble Cloud is to empower businesses and allow them to take control of their IT budgets by providing the most predictable and fair pricing model in the cloud market.

Rumble Cloud launched and currently operates with the infrastructure and essential computing and storage necessary to run a wide array of workloads and applications, including:

●	Cloud compute;

●	Load balancers;

●	Object storage;

●	Kubernetes orchestration;

●	Block storage; and

●	Virtual private cloud.

With Rumble Video as the first anchor tenant of Rumble Cloud, we built our infrastructure from the ground up to run on the latest generation equipment, including 4th generation AMD EPYC processors. In addition to NVMe SSDs, Rumble Cloud virtual machines run atop fully dedicated vCPUs, ensuring fast and consistent performance.

How We Generate Revenue

Rumble Cloud launched and currently runs on a subscription model. Relative to the unpredictable and volatile consumption-based pricing models that can cripple a business due to rampant hidden and unexpected costs, Rumble Cloud introduced the concept of a Resource Tier pricing model, which is designed to provide a transparent and predictable pricing model to its customers and offers unlimited usage within a given pool of hardware resources for a fixed monthly price. With Rumble Cloud’s Resource Tiers, customers will have the freedom to grow and scale at a pace that works best for their needs, without surprises on their monthly bill.

Sales & Marketing

The front end of Rumble Cloud, rumble.cloud, is designed to support a self-serve customer acquisition model. Marketing efforts will be focused on attracting leads and converting through the marketing funnel via traditional paid, earned and owned media strategies. Rumble’s video business has cultivated an ecosystem of tens of millions of users and creators. Activating this community is a core piece of our marketing strategy for Rumble Cloud.

To complement the self-serve customer acquisition component, we plan to drive demand for Rumble Cloud using a direct sales and channel partner approach. Channel partners will include referral, reseller and managed service partners, who are well positioned to help us expand our mid-market, enterprise and specialty segments.

Competition

We operate in a challenging environment, with a majority of the cloud services market owned by the major cloud hyperscalers, Google Cloud, Microsoft Azure and Amazon Web Services. These companies have significantly greater resources than us and significant existing customer bases that may be difficult for us to penetrate, especially given the potential for high switching costs in the cloud services market. Given the market trends of rising multi-cloud strategies and continued complexity and unpredictability in cloud pricing, Rumble Cloud arrives at an opportune time to enter the market and present a new way for businesses to save money and regain control of their IT budget.

Human Capital

We believe that our employees are our most significant resource. As of December 31, 2023, we had 158 full-time employees, of whom 37 were based in Canada and 121 were based in the United States. None of our employees are covered by collective bargaining agreements. We believe we have good relationships with our employees. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive programs are to attract, retain, and motivate key employees and directors through the granting of stock-based compensation awards.

Government Regulation

We are subject to domestic and foreign laws that affect companies conducting business on the internet generally, including laws relating to the liability of providers of online services for their operations and the activities of their users.

Because we host user-uploaded content, we may be subject to laws concerning such content. In the U.S., we rely, to a significant degree, on laws that limit the liability of online providers for user-uploaded content, including the Digital Millennium Copyright Act of 1998 (“DMCA”) and Section 230. Countries outside the U.S. generally do not provide as robust protections for online providers and may instead regulate such entities to a higher degree. For example, in certain countries, online providers may be liable for hosting certain types of content or may be required to remove such content within a short period of time upon notice. As we expand internationally, we or our customers may also be subject to additional laws that regulate streaming services or online platforms.

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

As a U.S.-based company with Canadian operations, we are subject to a variety of Canadian laws governing our foreign operations, as well as Canadian and U.S. laws that restrict trade and certain practices.

Intellectual Property

Our intellectual property includes trademarks, such as RUMBLE in the United States and Canada, pending international applications to register the trademark RUMBLE, and several pending U.S. trademark applications, including applications for LOCALS, RUMBLE CLOUD, RUMBLE STUDIO, and RAC; the domain names rumble.com and locals.com; copyrights in our source code, website, apps and creative assets; a pending patent application for technology related to Rumble Studio; and trade secrets. In addition, our platforms are powered by a proprietary technology platform.

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

In May 2023, we acquired Callin, a San Francisco-based podcasting and live streaming platform founded by technology entrepreneur and investor David Sacks. Callin’s technology laid the foundation for Rumble Studio, which was launched in Q1 2024.

In October 2023, we acquired North River Project Inc., an entity created to develop what became RAC, an advertising technology solution, specifically for Rumble. RAC includes an advertising marketplace and network between advertisers bidding and publishers selling display and video advertisement as well as advertisers bidding on creator sponsorships. RAC continues to be enhanced and represents a significant milestone in Rumble’s monetization efforts.

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

Item 1A. Risk Factors

Risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K and other public statements we make are described below. Investors in our securities should carefully consider these risk factors, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” together with all of the other information included in this Form 10-K and in our other filings with the SEC. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, cash flows, financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements, which are included in Part II of this Form 10-K.

Summary of Risk Factors

The following summarizes risks and uncertainties that could adversely affect our business, cash flows, financial condition and results of operations. You should read this summary together with the detailed description of each risk factor contained in this section. Such risks and uncertainties include, but are not limited to:

●	weakened global economic conditions, including the effects of heightened inflation, may affect our business and operating results;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	we may fail to maintain adequate operational and financial resources;

●	we may be unsuccessful in attracting new users to our mobile and connected TV offerings;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets may adversely affect our business and operating results;

●	we may not be able to maintain relationships with existing publishers through the Rumble Advertising Center (RAC) and may fail to attract new publishers to our network;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	new technologies have been developed that are able to block certain online advertisements or impair our ability to deliver advertising, which could harm our operating results;

●	if our users do not continue to contribute content or their contributions are not perceived as valuable to other users, we may experience a decline in user growth, retention, and engagement on Rumble, Locals or RAC, which could result in the loss of advertisers and revenue;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators and may negatively impact our reputation;

●	our recently launched cloud business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	our management team has limited experience managing a public company;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230;

●	the incentives that we offer to certain content creators may lead to liability based on the actions of those creators;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business and operating results;

●	we may become subject to newly enacted laws and regulations that restrict content on the internet;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	our Chief Executive Officer (“CEO”) has control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock;

●	our CEO may be incentivized to focus on the short-term share price as a result of his interest in shares placed in escrow and subject to forfeiture pursuant to the terms of the Business Combination Agreement;

●	we have incurred and will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations; and

●	substantial future sales of our Class A Common Stock by our current stockholders could cause the market price of our Class A Common Stock to decline.

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

High inflation rates in the U.S. and globally may result in reduced consumer confidence and discretionary spending, decreased demand by advertisers for our products and services, increases in our labor and other operating costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Open Market Committee of the Federal Reserve has raised, may again raise, or may delay lowering the target federal funds rate in response to concerns over inflation risk. Higher than typical interest rates impact the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Higher than typical interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to increase our revenues at or above the rate at which our costs increase, which could negatively impact our operating margins and could have a material adverse effect on our business and operating results. In such an environment, in which we also face significant competition from larger and well-capitalized competitors, we may experience rising costs to secure the services of top content creators. We also may experience lower than expected advertising sales, reduced demand for our cloud services offerings, and potential adverse impacts on our competitive position if there is a decrease in consumer spending.

Our limited operating history makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our businesses and prospects or forecast our future results. We are subject to the same risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and grow traffic, content uploads, and engagement;

●	changes made to social media and other platforms, or changes in the patterns of use of those channels by users;

●	our ability to attract and retain advertisers in a particular period;

●	the number of ads shown to our traffic;

●	the pricing of our advertising products;

●	the diversification and growth of revenue sources beyond current advertising products;

●	the development and introduction of new content, products, or services by us or our competitors;

●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

●	our reliance on key vendor relationships, including our relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services, and dependence on a small number of customer relationships;

●	legislation in Canada, the European Union, or other jurisdictions that forces us to change our content moderation policies and practices or make our platforms unavailable in those jurisdictions;

●	the relative interest shown by the public with respect to news and politics, including fluctuations in such interest before, during and after the traditional U.S. election cycle;

●	the relative popularity with users of the sports leagues, media and political commentators, social media influencers and other personalities with which or with whom we have exclusive contractual arrangements or are otherwise prominently featured on our platform;

●	our ability to maintain gross margins and operating margins; and

●	system failures or breaches of security or privacy.

We may not continue to grow or maintain our active user base, may not be able to achieve or maintain profitability and may not be able to scale our systems, technology, or infrastructure effectively or grow our business at the same or similar rate as other comparable companies.

The growth of our user base, as measured by our current key performance metrics, including monthly active users (MAUs), may not be sustainable and should not be considered indicative of future levels of active viewers and future performance. In addition, we may not realize sufficient revenue to achieve or, if achieved, maintain profitability. As we grow our business, our revenue growth rates may slow or reverse in future periods due to several reasons, which may include slowing demand for our services, increasing competition, a decrease in the growth of our overall market, an inability to scale our systems, technology or infrastructure effectively, and the failure to capitalize on growth opportunities or the maturation of our business. We may incur losses in the future for several reasons, including insufficient growth in the level of engagement, a failure to retain our existing level of engagement, increasing competition, the failure to continue to attract content creators with large followings, the payment of fixed payment obligations to content creators who join our platform that turn out to be unprofitable over the term of the applicable contract as a result of actual performance that does not meet our original modeled financial projections for that creator, the unavailability of certain popular content creators for extended periods of time due to personal or other reasons, as well as other risks described in these “Risk Factors,” and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased or sufficient revenue or growth, including relative to other comparable companies, as a result of which we may not be able to achieve or maintain profitability.

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

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.

We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our products and services, including our cloud services business, to expand into new geographic areas and to scale with our overall growth. If additional investments are required due to significant growth, this will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

Users are increasingly using mobile devices and connected TV apps to access content within digital media and adjacent businesses, and if we are unsuccessful in attracting new users to our mobile and connected TV offerings and expanding the capabilities of our content and other offerings with respect to our mobile and connected TV platforms, our business and operating results could be adversely affected.

Our future success depends in part on the continued growth in the use of our mobile apps and platforms by our users. The use of mobile technology may not continue to grow at historical rates, users may not continue to use mobile technology to access digital media and adjacent businesses, and monetization rates for content on mobile devices and connected TV apps may be lower than monetization rates on traditional desktop platforms. Further, mobile devices may not be accepted as a viable long-term platform for several reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile platforms may not continue to grow if we do not continue to innovate and introduce enhanced products on such platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS, Android, Windows or the devices they support. If use of our mobile platforms does not continue to grow, our business and operating results could be adversely affected.

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

A significant portion of our traffic accesses our content and services through mobile devices and, as a result, our ability to grow traffic, engagement and advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. A key element of our strategy is focusing on mobile apps and connected TV apps, and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile and connected TV products, services and apps. We are dependent on the interoperability of our content and our apps with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. We also depend on the availability of the Rumble app on mobile app stores, such as Apple’s App Store and the Google Play Store, and if our access to such stores is limited or terminated, regardless of the legitimacy of the stated reasons, our ability to reach users through our mobile app will be negatively impacted. We may not be successful in maintaining or developing relationships with key participants in the mobile and connected TV industries or in developing content that operates effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset and connected TV manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute and monetize our content, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and apps on mobile devices and connected TVs, limit the effectiveness of advertisements, give preferential treatment to competitive, or their own, content or apps, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or apps could adversely affect the consumption and monetization of our content on mobile devices. Additionally our operating expenses will increase if the number of platforms for which we develop our product expands. In the event that it is more difficult to access our content or use our apps and services, particularly on mobile devices and connected TVs, or if our users choose not to access our content or use our apps on their mobile devices and connected TVs or choose to use mobile products or connected TVs that do not offer access to our content or our apps, or if the preferences of our traffic require us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, ad targeting and monetization could be harmed and our business and operating results could be adversely affected.

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

Third parties on which we rely for certain of our key metrics may make changes or improvements to their tools and methodologies. For example, starting July 1, 2023, Universal Analytics (UA), Google’s analytics platform on which we historically relied for calculating MAUs using company-set parameters, was phased out by Google and ceased processing data. At that time, Google Analytics 4 (GA4) succeeded UA as Google’s next-generation analytics platform, which we used to determine MAUs since the third quarter of 2023 and which we expect to continue to use to determine MAUs in future periods. Although Google has disclosed certain information regarding the transition to GA4, Google does not currently make available sufficient information relating to its new GA4 algorithm for us to determine the full effect of the switch from UA to GA4 on our reported MAUs. Because Google has publicly stated that metrics in UA may be more or less similar to metrics in GA4, and that it is not unusual for there to be apparent discrepancies between the two systems, we are unable to determine whether the transition from UA to GA4 has had a positive or negative effect, or the magnitude of such effect, if any, on our reported MAUs. It is therefore possible that MAUs that we reported based on the UA methodology for periods prior to July 1, 2023, cannot be meaningfully compared to MAUs based on the GA4 methodology in subsequent periods.

In addition, we rely on third-party service providers to measure our bandwidth consumption, which currently forms the basis for our estimated MWPM. Starting in the second half of the third quarter of 2023, we began moving from third-party service providers’ content delivery networks (“CDNs”) to our own proprietary CDN. Based on preliminary testing, our own CDN indicates less bandwidth consumption than one of our service providers’ CDNs for comparable user activity. Because we calculate estimated MWPM by converting bandwidth consumption into minutes watched, consumption measured through our own CDN yields a lower estimated MWPM than when measured through that service provider’s CDN.

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

Our cloud services business competes primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as a component of the suite of services and products that they offer, as well as smaller, niche cloud service providers. Many of our competitors and potential competitors, particularly the larger competitors, have substantial competitive advantages compared to us, including: greater name recognition and longer operating histories; greater resources, including larger sales and marketing and customer support budgets; the ability to bundle products together; larger and more mature intellectual property portfolios; greater resources to make acquisitions and greater resources for technical assistance and customer support. Competitors to our cloud services business may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or a potential competitor could introduce new technology that reduces demand for our products and platform capabilities. In addition, some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than we are able to achieve.

Changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue.

We may introduce significant changes to our existing content. The success of our new content depends substantially on consumer tastes and preferences that change in often unpredictable ways. If this new content fails to engage traffic and advertisers, we may fail to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we may launch (and incur expenses in connection with) strategic initiatives from time to time, which do not directly generate revenue but which we believe will enhance our attractiveness to traffic and advertisers. In the future, we may invest in new content, products, services, and initiatives to generate revenue, but there is no guarantee these approaches will be successful or that the costs associated with these efforts will not exceed the revenue generated. If our strategic initiatives do not enhance our ability to monetize our existing content or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

We derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets may adversely affect our business and operating results.

For the years ended December 31, 2023 and 2022, advertising revenue represents 74% and 79% of total revenue. In addition, a substantial portion of our revenue is derived one advertiser accounting for approximately 46% and 45% of our revenue for the years ended December 31, 2023 and 2022, respectively. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase advertising services through one of several large advertising agency holding companies. Our revenue could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the holding companies that control them. Advertising agencies and potential new advertisers may view our advertising products and services as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers may cease doing business with us, or they may reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile, and traditional advertising platforms. Any of the foregoing developments may adversely affect our business and operating results.

We may not be able to maintain relationships with existing publishers through RAC and may fail to attract new publishers to our network.

Through our RAC marketplace, we provide advertising inventory, including host-read advertisements, to third-party publisher websites in exchange for a portion of the revenues generated by such advertisements. Our business and operating results may be adversely affected if we do not deliver ads in an effective manner, if publishers do not believe that advertisements served through RAC generate a competitive return relative to alternative advertising networks, if we are unable to deliver sufficient advertising inventory to publishers, or if our advertising marketplace technology becomes outmoded or outdated. If our relationship with third-party publishers terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to secure and integrate new publishers, which could negatively impact our revenues and profitability.

We depend on third-party vendors, including internet service providers and data centers, to provide core services.

Although we are building our own technical infrastructure, we depend on third-party vendors, including internet service providers and data centers to, among other things, provide customer support, develop software, host videos uploaded by our users, transcode videos (compressing a video file and converting it into a standard format optimized for streaming), stream videos to viewers, support our cloud services offerings, and process payments. These vendors provide certain critical services to our technical infrastructure that are time-consuming and costly for us to develop independently. Outages in those services would materially affect our video services and our ability to provide cloud services. Outages may expose us to having to offer credits to subscribers, loss of subscribers, and reputational damage. We are unlikely to be able to fully offset these losses with any credits we might receive from our vendors.

Technologies that enable blocking of certain online advertisements, or that otherwise impair our ability to deliver advertising, could harm our operating results.

Newly developed technologies could block or obscure the display of or targeting of our content. For example, in June 2020, Apple announced plans to require applications using its mobile operating systems to obtain an end-user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions that could adversely affect our ability to deliver advertising, which could harm our operating results. Additionally, some providers of consumer mobile devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective and have a significant impact on our ability to monetize our user base.

Our ability to generate revenue depends on the development and availability of tools to accurately measure the effectiveness of advertisements on our platform.

Most advertisers rely on tools that measure the effectiveness of their ad campaigns or that verify viewability of their ads on a platform in order to allocate their advertising spend among various formats and platforms. If we are unable to measure the effectiveness of advertising on our platform or we are unable to convince advertisers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising products and maintain or scale our advertising revenue may be limited. Our tools may be less developed than those of other platforms with which we compete for advertising spend, in particular relative to those platforms that collect more personal information than we do. Therefore, our ability to develop and offer tools that accurately measure the effectiveness of a campaign or verify ad viewability on our platform will be critical to our ability to attract new advertisers and retain, and increase spend from, our existing advertisers.

Developing and improving these tools may require significant time and resources and additional investment, and in some cases we rely on third parties to provide data and the technology needed to provide certain measurement or verification data to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely and cost-effective fashion, or if such tools are unreliable, difficult to use, or otherwise unsatisfactory to our advertisers, or if the measurement or verification results are inconsistent with our advertisers’ goals, our advertising revenue could be negatively impacted, which in turn could adversely affect our business and operating results.

Our cloud services business relies on a small number of key third-party service providers and a small number of customer relationships, the disruption of which could harm our operating results.

As we continue to build our recently launched cloud services offerings, we have entered into agreements with certain third-party service providers. The success of our future business activities in the cloud services space may depend upon such existing third-party providers, some of whom may compete with us in other lines of business. If our existing third-party service agreements terminate for any reason, or if the commercial terms of such agreements are changed or do not continue to be renewed on favorable terms, we would need to enter into new third-party service agreements, which could negatively impact our revenues, ability to attract future cloud services customers, public reputation, and profitability.

In addition, our initial cloud service offerings revolve around a small number of customer relationships. If we fail to deliver our product to the desired specifications of these initial customers, or if these initial customers terminate their cloud services agreements for any reason, future customers may doubt our ability to offer cloud services, which would negatively impact our revenues, public reputation, and profitability.

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

The loss of a material portion of our existing content creators, or our failure to recruit new content creators, may materially harm our business and results of operations.

We rely on our existing content creators, and on the recruiting of new content creators. The loss of a material portion of our existing content creators could result in material harm to our business and results of operations. In the recent past, our ability to recruit and maintain content creators may have been in part due to trends in American politics, where certain commentators have sought a neutral internet platform. A change in such trends, including possible changes to competing platforms’ moderation policies that make those platforms more hospitable to a diverse range of viewpoints, could result in the loss of existing content creators or a failure to recruit new content creators, which may materially harm our business and results of operations. Additionally, as we expand into international markets, we may fail to recruit new content creators in those markets, limiting our appeal to international audiences.

We have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity.

Our user base and user engagement growth are directly driven by the content available on our platform. We have and continue to expect to acquire content by providing economic incentives, including minimum guaranteed earnings, to a limited number of content creators, including sports leagues. These incentives have included and may continue to include equity grants and cash payments. This content acquisition strategy is intended to allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As of December 31, 2023, we had entered into programming and content agreements with a minimum contractual cash commitment of $106 million. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial. To the extent our revenue and/or user growth assumptions associated with any such creator do not meet our expectations, our financial performance, results of operations and liquidity may be negative impacted, since a failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

In addition, when these programming and content agreements expire, content creators may choose to leave the Rumble video platform in favor of competing platforms, especially if competing platforms offer superior monetization opportunities. The loss of a material portion of our existing content creators could result in reductions to our user base and material harm to our business and results of operations.

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

Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us to obtain financing. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will experience ownership dilution. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or substantially concurrent acquisitions.

We are subject to cybersecurity risks and interruptions or failures in our information technology systems. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

We rely on sophisticated information technology systems and infrastructure to support our business. At the same time, cyber incidents, including deliberate attacks, are prevalent and have increased globally in recent years. It is possible that new, escalated or ongoing military conflicts, including the ongoing Russia-Ukraine war and Israel-Hamas war, could result in increased cyber-attacks or cybersecurity incidents by state actors or others. Our technologies, systems and networks and those of our vendors, suppliers and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance or vulnerabilities in widely used open source software, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. Like most major social media platforms, Rumble is routinely targeted by cyberattacks that can result in interruptions to our services. We have observed an increase in such attacks as our reach expands and we expect these attacks to continue in the future. As the sophistication of cyber incidents continues to evolve, we are and will likely continue to be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenues and profitability, and lead to claims related to the disruption of our services from users of the Rumble platform, advertisers, and customers of our cloud services.

Spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators and may negatively impact our reputation.

Like other major social media platforms, spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators, including reporting of MAUs by Google Analytics, our third-party analytics provider. We also use paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We continually seek to improve our ability to estimate the total number of spam-generated users and eliminate them from the calculation of our MAUs; however, we will not succeed in identifying and removing all spam.

Our recently launched cloud services business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected.

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

Our commitment to diversity of opinion and refusal to censor content on our platforms has in the past resulted and is likely to continue to result in malicious media campaigns directed against us. For example, our refusal to the request made by a member of the U.K. Parliament in 2023 to demonetize the channel of a specific content creator has led us to be subjected to negative publicity by certain news organizations that are considered to be reputable by some segments of the population. Media campaigns against us may be intended to interfere with our relationships with streaming partners and advertisers.

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

We collect, store, and process large amounts of video content (including videos that are not intended for public consumption) and personal information of our users and subscribers. We also share such information, where appropriate, with third parties that help us operate our business. Despite our efforts, we may fail to properly secure our systems and our user and subscriber data. This could be caused by technical issues (bugs), obsolete technology, human error or internal or external malfeasance, undiscovered vulnerabilities, and could lead to unauthorized disclosure of data, unauthorized changes or data losses. For example, we routinely receive reports from security researchers regarding potential vulnerabilities in our applications. We also rely on open-source software for various functions, which may contain undiscovered security flaws and create additional technical vulnerabilities. In addition, despite our ongoing and additional investments in cybersecurity, such improvements and review may not identify abuses of our platforms and misuse of user data. The existence of such vulnerabilities, if undetected or detected but not remediated, could result in unauthorized access to our systems or the data of our users.

A data breach could expose us to regulatory actions and litigation. Depending on the circumstances, we may be required to disclose a suspected breach to regulators, affected individuals, and the public. This could lead to regulatory actions, including the possibility of fines, class action or traditional litigation by affected individuals, reputational harm, costly investigation and remedial efforts, the triggering of indemnification obligations under data-protection agreements with subscribers, vendors, and partners, higher premiums for cybersecurity insurance and other insurance policies, and the inability to obtain cybersecurity insurance or other forms of insurance. We do not presently have cybersecurity insurance to compensate for any losses that may result from any breach of security, and given industry trends generally, we expect that any such cybersecurity insurance coverage will be difficult to obtain in the future on acceptable terms. As a result, our results of operations or financial condition may be materially adversely affected if we experience a cybersecurity-related loss.

We may fail to comply with applicable privacy laws.

We are subject to data privacy and security laws and regulations that apply to the collection, transmission, storage, use, processing, destruction, retention and security of personal information, including additional laws or regulations relating to health information. Our current privacy policies and practices, which are publicly available at rumble.com/s/privacy, are designed to comply with privacy and data protection laws in the United States and Canada. These policies and practices inform users how we handle personal information and, as permitted by law, allow users to change or delete the personal information in their user accounts. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and these laws may at times be conflicting. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state, provincial and international laws regarding privacy and security of personal information could expose us to penalties under such laws, orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action (including fines and criminal prosecution of employees), litigation, significant costs for remediation, and damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we have not violated these laws, government investigations and private lawsuits into these issues typically require the expenditure of significant resources and generate negative publicity, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, if we are unable to properly protect the privacy and security of personal information, including protected health information, we could be found to have breached our contracts with certain third parties.

There are numerous U.S. and Canadian federal, state, and provincial laws and regulations related to the privacy and security of personal information. Determining whether protected information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Failing to take appropriate steps to keep consumers’ personal information secure can also constitute unfair acts or practices in or affecting commerce and be construed as a violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”), 15 U.S.C. § 45(a). The Federal Trade Commission (the “FTC”) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, transmission, storage, use, processing, destruction, retention and security of personal information. For example, in the European Union, the collection, transmission, storage, use, processing, destruction, retention and security of personal data is governed by the provisions of the General Data Protection Regulation (“GDPR”) in addition to other applicable laws and regulations. The GDPR, together with national legislation, regulations and guidelines of the European Union Member States governing the collection, transmission, storage, use, processing, destruction, retention and security of personal data, impose strict obligations with respect to, and restrictions on, the collection, use, retention, protection, disclosure, transfer and processing of personal data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union that are not deemed to have protections for personal information, including the United States. The GDPR authorizes fines for certain violations of up to 4% of the total global annual turnover of the preceding financial year or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by data subjects. Separately, Brexit has led and could also lead to legislative and regulatory changes and may increase our compliance costs and expose us to two parallel regulatory regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with noncompliance. We cannot guarantee that we are, or will be, in compliance with all applicable U.S., Canadian, or other international regulations as they are enforced now or as they evolve.

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

We expect to be subject to legal claims that we have infringed the intellectual property rights of others. To date, we have not fully evaluated the extent to which other parties may bring claims that our technology, including our use of open source software, infringes on the intellectual property rights of others. The availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new intellectual property, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms or at all. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We may face liability for hosting content that allegedly infringes on third-party copyright laws.

If content providers do not have sufficient rights to the video content or other material that they upload or make available to Rumble, or if such video content or other material infringes or is alleged to infringe the intellectual property rights of third parties, we could be subject to claims from those third parties, which could adversely affect our business, results of operations and financial condition. Although our content policies prohibit users from submitting infringing content to Rumble, and require users to indemnify Rumble for claims related to the violations of the rights of third parties arising from the submission of content to Rumble (including with respect to infringements of intellectual property rights), we do not verify that content providers own or have rights to all of the video content or other material that they upload or make available. As a result, we may face potential liability for copyright or other intellectual property infringement, or other claims. Litigation to defend these claims could be costly and have an adverse effect on our business, results of operations and financial condition. We can provide no assurance that we are adequately insured to cover claims related to user content or that our indemnification provisions will be adequate to mitigate all liability that may be imposed on us as a result of claims related to user content.

We may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230. In certain circumstances, we may also voluntarily suspend access to our services indefinitely in certain jurisdictions in order to uphold our commitment to diversity of opinion.

In the United States, Section 230 generally limits our liability for hosting tortious and otherwise illegal content. The immunities conferred by Section 230 could be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, Congress amended Section 230 to remove immunities for content that promotes or facilitates sex trafficking and prostitution. In 2020, various members of Congress introduced bills to further limit Section 230, and a petition was filed by a Department of Commerce entity with the Federal Communications Commission to commence a rulemaking to further limit Section 230. Additionally, judicial decisions, including by the U.S. Supreme Court as well as lower courts, may limit or alter the protections offered by Section 230.

Laws like Section 230 generally do not exist outside of the United States, and some countries have enacted laws that require online content providers to remove certain pieces of content within short time frames. If we fail to comply with such laws, we could be subject to prosecution or regulatory proceedings, or we may choose voluntarily to suspend access to our services indefinitely in the applicable jurisdiction in order to uphold our commitment to diversity of opinion, as we did in France beginning in November 2022 and in Brazil beginning in December 2023. These and any similar future suspensions may limit our user and revenue growth, which in turn may adversely affect our business and operating results. In addition, some countries may decide to ban our service based upon a single piece of content.

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

Individuals and groups may upload controversial content to our platform. Removing or failing to remove such content may result in negative publicity, which could harm our efforts to attract and retain users and subscribers. We have also faced criticism from users and subscribers for removing content and terminating accounts in compliance with the DMCA. Further, we must continually manage and monitor our content and detect content that violates our terms of service. This content moderation service is provided by Cosmic, a key vendor, and we would experience a significant disruption if Cosmic were no longer able or willing to offer us that service. If a significant amount of content that violates our terms of service were not detected and removed by us in a timely manner, or if a significant amount of information was perceived by users or the media to violate our terms of service, whether or not such perceptions were accurate, our brand, business and reputation could be harmed. This risk increases as the volume of content uploaded by users to Rumble continues to grow.

In the event our content creators, other users, advertisers, or other key business partners do not agree with our content moderation policies and procedures or their implementation, such creators, other users, advertisers, and other key business partners could decrease their usage of Rumble (or cease using Rumble entirely), which could have a material adverse effect on our business or our results of operations. Additionally, there is a risk that users will upload content that predominantly represents certain political viewpoints, leading to public perceptions that Rumble endorses those viewpoints, regardless of whether such perceptions are accurate. There can be no guarantee that current or future negative publicity, complaints, allegations, political controversies, investigations or legal proceedings with respect to our content, even if baseless, will not generate adverse publicity that could damage our reputation. Any damage to our reputation could harm our ability to attract and retain users and subscribers.

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

Compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business and operating results.

New laws could restrict our ability to conduct marketing by, for example, restricting the emailing or targeting users or use certain technologies like artificial intelligence. Similarly, private-market participants may deploy technologies or require certain practices that limit our ability to obtain or use certain information about our users and subscribers. For example, Google has indicated that it will ultimately phase out the use of cookies to track users of its search services in future versions of its Chrome web browser, and Apple has updated its iOS mobile operating system to require app developers to obtain opt-in consent before tracking users of its various services. If these types of changes are implemented, our ability to determine how our users and subscribers use our video services and ability to use targeted advertising in a cost-effective manner may be limited. New laws in Canada, along with laws under consideration in the European Union and other jurisdictions in which we operate, may also require us to change our content moderation practices or privacy policies in ways that harm our business or create the risk of fines or other penalties for non-compliance.

We may become subject to newly enacted laws and regulations that restrict content on the internet.

The expansion of regulatory and censorship regimes by governments around the world is likely to limit the freedom of speech and artistic expression on the internet, which in turn may inhibit the growth of alternative and nontraditional platforms like Rumble relative to traditional media publishers and established technology platforms that feature stricter content moderation. For example, Canada’s Bill C-11, also known as the Online Streaming Act, grants Canadian regulatory authorities significantly increased regulatory powers over audiovisual content on the internet. While we do not currently meet the regulatory criteria to comply with C-11, our commitment to a free and open internet may result in governmental actions against our platform, costly and prolonged legal challenges, and the prohibition or suppression of our platform in certain jurisdictions or our voluntary withdrawal from such jurisdictions.

Several U.S. states have also enacted legislation that regulates online content. Our business, financial performance and results of operations could be negatively affected by the impact of these laws and the costs of complying with these laws, which are currently the subject of various legal challenges.

In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms that, depending on the outcomes, could greatly limit the scope of the current protections. If these proposed or similar laws are passed or upheld, if similar future legislation or governmental action is proposed or taken, and if existing protections are limited or removed, changes will be required that could impose additional costs of operation, subject us to additional liability or cause users to abandon our service, any of which could adversely affect our business, results of operations, financial condition and prospects.

We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed sanctions as a result of content hosted on our services. For example, laws and regulations in Germany and India provide for the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering, or have implemented, legislation imposing penalties, including fines, service throttling, access blocking, or advertising bans, for failure to remove certain types of content or to follow certain processes. Such content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices. Our responses to content-related legislation may increase our costs or may otherwise adversely impact our operations or our ability to provide services in certain jurisdictions. Regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent for various practices could require product changes in the user interface that could adversely affect user growth and engagement.

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

Our content creators may engage in paid promotions of products and services in regulated industries, such as alcoholic beverages, tobacco products, cannabidiols (CBD), and online gambling, including sports wagering and online casino games. In some cases, we may receive a percentage of the revenue generated by such paid promotions. While these promotions are not endorsements by Rumble of the underlying products or services by Rumble and we require content creators to comply with all applicable laws and regulations, we may be found liable pursuant to existing or newly created rules and regulations by international, federal, and state regulatory authorities, such as the FTC. We may also expend significant resources on compliance with such regulations. Our business, financial condition and results of operations could be negatively affected by the impact of these regulations. In addition, such paid promotions may alienate segments of our audience, which could cause our traffic and user engagement to fall and reduce our attractiveness to other advertisers.

Risks Related to Ownership of Our Securities

We are an “emerging growth company” within the meaning of the Securities Act of 1933 (the “Securities Act”) and as such we have relied on, and we expect to continue to rely on, certain exemptions from disclosure requirements available to emerging growth companies. Our reliance on these exemptions could make our securities less attractive to investors and may make it more difficult to compare our performance with that of other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such we have relied on, and we expect to continue to rely on, certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Further, the JOBS Act exempts emerging growth companies from the requirement to comply with new or revised financial accounting standards until private companies are required to comply with the same standards. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies. We have elected not to opt out of such extended transition period, which may make comparison of our financial statements with those of other public companies difficult or impossible because of the potential differences in accounting standards.

As a result of our emerging growth company status and our reliance on certain reporting exemptions, our stockholders may not have access to certain information they may deem important, and investors may find our securities less attractive. This could result in a less active trading market for our common stock, and the price of our common stock may be more volatile.

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

As the beneficial owner of all of the Class D Common Stock, par value $0.0001 per share, of Rumble (the “Class D Common Stock”), our CEO Chris Pavlovski is able to exercise voting rights with respect to approximately 85% of the voting power of Rumble’s outstanding capital stock. For so long as Mr. Pavlovski continues to beneficially own at least approximately 8.47 million of the issued and outstanding shares of Class D Common Stock (assuming, for this purpose, that the number of outstanding shares of all classes of our capital stock continues to equal the same number of shares outstanding as of the closing of the Business Combination), Mr. Pavlovski will continue to control the outcome of matters submitted to our stockholders for approval. Such number represents approximately 8.0% of the shares of Class D Common Stock that Mr. Pavlovski owns. This concentrated control will limit or preclude our public stockholders’ ability to influence corporate matters for the foreseeable future. Further, our Charter does not include a sunset provision for the high vote feature of the Class D Common Stock, meaning this feature will persist indefinitely (unless amended or until all of the shares of Class D Common Stock have been redeemed by Rumble in connection with future transfers (other than “permitted transfers”) of shares of Class A Common Stock or ExchangeCo Shares by Mr. Pavlovski). As a result, Mr. Pavlovski may control or effectively control the voting of Rumble, even if he holds only a small economic interest in the company. Consequently, in the event Mr. Pavlovski liquidates a significant portion of his economic interest in Rumble, Mr. Pavlovski may no longer be incentivized (or incentivized to the same extent) to exercise his voting control, including in connection with the types of decisions further described below, in a manner that will maximize the economic value of Rumble.

Because of the voting ratio between the Class D Common Stock on the one hand, and the Class A Common Stock and Class C Common Stock, par value $0.0001 per share of Rumble (the “Class C Common Stock”), on the other hand, Mr. Pavlovski has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents, and any merger, consolidation, or sale of all or substantially all of our assets. The Charter provides that Rumble may not issue any shares of Class D Common Stock, so all of the Class D Common Stock are held by Mr. Pavlovski and/or his transferees. In this regard, no shares of Class D Common Stock may be transferred by Mr. Pavlovski unless the transfer is made to a qualified transferee as described in the Charter. As a result, only Mr. Pavlovski has the right to vote and control the Class D Common Stock, meaning that Mr. Pavlovski is not entitled to transfer voting control of Rumble to another person or entity not controlled by Mr. Pavlovski through the transfer of Class D Common Stock.

This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of Rumble’s assets that our other stockholders support, or, conversely, this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our publicly traded Class A Common Stock, which will have limited voting power relative to the Class D Common Stock that is held by Mr. Pavlovski, and might harm the trading price of our Class A Common Stock. In addition, Mr. Pavlovski has the ability to control the management and our major strategic investments as a result of his position as our CEO and his ability to control the election of our directors. As a board member and officer, Mr. Pavlovski owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Pavlovski is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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

Substantial future sales of our Class A Common Stock by our current stockholders could cause the market price of our Class A Common Stock to decline.

Substantially all of our issued and outstanding shares are freely transferable and/or registered for resale on a registration statement on Form S-1. Sales of a substantial number of our shares of Class A Common Stock in the public market or the perception that such sales will occur could adversely affect the market price for our Class A Common Stock and make it more difficult for our public stockholders to sell their shares of Class A Common Stock at such times and at such prices that they deem desirable.

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general, as well as the market for technology companies in particular, have both experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many broad market and industry factors. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, the market price for our common stock may be subject to price movements that may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We have and will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face significant increases in insurance, legal, compliance, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, the SEC and the securities exchanges, impose additional reporting and other obligations on public companies.

Compliance with public company requirements has increased, and is expected to continue to increase, our costs and has made, and is expected to continue to make, certain activities more time-consuming. Several of those requirements require us to carry out activities that we have not done previously. In addition, we incurred and will continue to incur additional expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified, we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. Furthermore, if we are unable to satisfy our obligations as a public company, our securities could be subject to delisting, and we could face fines, sanctions and other regulatory actions and potentially civil litigation.

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about Rumble, our business, market or competitors. If any of the analysts who may cover Rumble change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. Some analysts who covered Rumble have ceased coverage of our securities in the past, and if additional analysts were to cease such coverage or fail to regularly publish reports on us, we could lose additional visibility in the financial markets, which in turn could cause our share price or the trading volume of our securities to decline.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company”.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following February 23, 2026, the fifth anniversary of CF VI’s initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We do not expect to declare any cash dividends for the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock for the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The success of our business operations depends on the security, confidentiality, integrity and availability, of confidential and sensitive information. Such information includes personal information that we collect and process on our own and using systems and platforms provided by our vendors and other third parties on which we rely. Consequently, we maintain a data protection program, which includes physical, technical, and administrative safeguards, designed to identify, prevent, and mitigate the risks posed by cybersecurity threats, and to identify, analyze, address, mitigate and remediate any cybersecurity incidents that may happen in an efficient and timely manner. As part of our program:

●	We have implemented and maintain our policies, procedures and processes (PPP) related to the functioning of information technology within the company. The PPP are custom-tailored for the specific needs of the company – such as the nature and scale of the personal information that we collect and process – and incorporate controls and frameworks set forth by organizations such as the National Institute of Standards and Technology (NIST) and the International Organization for Standardization (ISO). Our internal Risk Management Committee, described below, reviews our PPP at least annually to assure continuing relevance and effectiveness.

●	We maintain a dedicated, fully staffed and qualified Information Security team that reports to the office of the Chief Technology Officer (CTO) and is currently led by the Director of Information Security (InfoSec). Combined, these individuals have more than 50 years of experience related to corporate information security governance, data and network security, data governance, risk management, and overall secure practices involved with InfoSec.

●	We have implemented a risk management process and formed a Risk Management Committee, which consists of members of our management team, including members with technical expertise, to identify, evaluate and categorize any potential InfoSec risks.

●	We perform vulnerability testing and penetration testing at routine intervals to assure that our InfoSec posture remains vigilant.

●	We utilize and maintain third-party security vendors, as necessary, to provide assistance with a variety of security efforts.

●	We are reviewing our security training protocols to ensure all employees received annual security training for all employees. This security training will be focused on overall InfoSec, privacy best practices, and review of company policies.

●	We have formed and maintain 24/7 Security Operations Center (SOC)/Network Operations Center (NOC) that continually monitors our key systems and logs.

●	We have an Incident Response (IR) and escalation process that is designed to detect cyber incidents and react in an appropriate manner to reduce any related damage.

●	We conduct tabletop exercises related to Business Continuity Planning (BCP) and Disaster Recovery (DR), as well as Incident Response (IR) for our SOC/NOC Operations team

●	Our Board of Directors (the “Board”) is regularly updated regarding the current state of InfoSec, its future roadmap, and any significant or material cybersecurity incidents.

Cybersecurity Governance

Our Board actively oversees our risk management activities and considers various risk topics throughout the year, including cybersecurity and information security risk management and controls. As part of its oversight function, the Board oversees the Company’s risk assessment and risk management policies, including related to cybersecurity and the data protection program, and performs an annual review and assessment of the primary operational and regulatory risks facing the Company, their relative magnitude and management’s plan for mitigating these risks.

As appropriate, our CTO and Director of InfoSec report to the Board on a broad range of topics, including any significant cybersecurity risks, the status of ongoing projects, future roadmap planning, updates to the company’s PPP, and other relevant updates to our InfoSec operations and stance. In addition, our Incident Response process is designed to ensure that the Board receives timely notifications and reports, particularly with respect to any material cybersecurity incident, so that they are aware of any material incident and can provide oversight and direction as part of the response and remediation process.

Our senior management is responsible for assessing and managing the Company’s various exposures to risk, including those related to cybersecurity, on a day-to-day basis, including the identification of risks through an enterprise risk management framework and the creation of appropriate risk management programs and policies to address such risks. Our Risk Management Committee is responsible for assessing and categorizing any significant identifiable risks and presenting them to senior management in a timely manner along with recommendations on how to manage these identified risks. All potential risks are identified, quantified, and categorized in such a manner that they can be ranked and presented to senior management for appropriate disposition (such as avoidance, acceptance, mitigation, etc.). Our CTO and Director of InfoSec have the primary responsibility for managing our cybersecurity program and efforts. They are advised by our General Counsel, who has extensive government experience with cybersecurity issues and regulations. We perform internal audits of our internal information technology controls and implementation, and we carry out a tabletop exercise at least once each year to determine our ability to respond to cybersecurity incidents in an effective and efficient manner.

Our information technology team have decades of operational experience both in private as well as classified government settings, advanced degrees in the information technology field from accredited universities, certifications within their areas of expertise (e.g., Certified Information Systems Security Professional (CISSP), Operating Systems Certifications, Network Engineering certifications, etc.).

Item 2. Properties

We are headquartered in Longboat Key, Florida, and maintain offices in both the United States and Canada. Some of our employees work remotely. All of our facilities are leased. We believe that our current facilities are adequate to meet our current needs. We intend to procure additional space in the future as we continue to add employees and expand geographically. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.

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

In January 2021, we filed an antitrust lawsuit against Google in the United States District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. The case is currently in discovery, with trial scheduled for May 2025.

In January 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of Rumble or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the shares of Rumble in the Business Combination), together with other damages including punitive damages and costs. The case is currently in discovery. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of such claims is uncertain, and could result in, among other things, damages, and/or awards of attorneys’ fees or expenses.

In August 2022, we received notification of a patent infringement lawsuit in the United States District Court for the Middle District of Florida by Interactive Content Engines LLC (“ICE”), a non-practicing entity. We agreed to settle the lawsuit in March 2024; the material terms of the settlement include no payment by Rumble to ICE and a covenant by ICE not to sue any current Rumble entity for patent infringement.

In October 2022 and December 2023, we received notifications of two putative class action lawsuits alleging violations of the Video Privacy Protection Act (VPPA). In December 2023, the U.S. District Court for the Middle District of Florida dismissed the first VPPA lawsuit based on the forum selection clause in our terms and conditions. Shortly thereafter, the plaintiff in the second VPPA lawsuit voluntarily dismissed his complaint. The plaintiff in the first VPPA lawsuit appealed the district court’s decision to the U.S. Court of Appeals for the Eleventh Circuit; in March 2024, the parties agreed to the voluntary dismissal of the appeal, with each party bearing its own costs and no consideration being exchanged.

Along with co-plaintiff Eugene Volokh, in December 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. In February 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law. The New York Attorney General appealed that decision to the U.S. Court of Appeals for the Second Circuit; that appeal remains pending.

In February 2023, we filed a petition in the Court of Chancery under 8 Del. C. §205, or Section 205 of the Delaware General Corporation Law (the “Petition”) to resolve potential uncertainty with respect to our authorized share capital that was introduced by the holding in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022). The Court of Chancery granted our petition in March 2023 and entered an order under 8 Del. C. §205 (1) declaring our current certificate of incorporation (the “Current Certificate of Incorporation”), including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on September 15, 2022, and all amendments effected thereby and (2) ordering that our securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Current Certificate of Incorporation are validated and declared effective, each as of the original issuance dates.

In November 2023, we filed a defamation lawsuit in the U.S. District Court for the Middle District of Florida against Nandini Jammi and Claire Atkin, co-founders of an organization that targets news outlets and platforms that do not adhere to their political worldview. The lawsuit seeks actual, presumed, and punitive damages against Jammi and Atkin for their defamatory statements about Rumble, in addition to all costs and fees associated with the case. We have also asked the court to prohibit the defendants from repeating their false statements. Jammi and Atkin’s response to the complaint is due in April 2024.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Warrants are listed on The Nasdaq Global Market under the symbols “RUM” and “RUMBW”, respectively.

Holders of Record

As of March 25, 2024, there were (i) 115 shareholders of record of our Class A Common Stock, (ii) 9 shareholders of record of our Class C Common Stock, (iii) one shareholder of record of our Class D Common Stock and (iv) 7 holders of record of our warrants to purchase our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

Dividend Policy

We do not anticipate declaring or paying any cash dividends on our Class A Common Stock in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that our board of directors will declare dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Not applicable

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and Rumble Inc.’s (“Rumble” or the “Company”) consolidated financial statements as of and for the years ended December 31, 2023 and 2022 (“consolidated financial statements”) and other information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Significant Events and Transactions

On December 1, 2021, CF Acquisition Corp. VI, a Delaware corporation (“CFVI”), and Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada (“Legacy Rumble”), entered into a business combination agreement (the “Business Combination”). On September 16, 2022, CFVI and Legacy Rumble consummated the business combination contemplated by the business combination agreement. In connection with the consummation of the Business Combination, CFVI changed its name from CF Acquisition Corp. VI to Rumble Inc. and Legacy Rumble changed its name from Rumble Inc. to Rumble Canada Inc. Refer to Note 12, Qualifying Transaction, to the Company’s annual consolidated financial statements for the year ended December 31, 2023.

On May 15, 2023, the Company acquired 100% of the outstanding equity of Callin Corp. (“Callin”), a podcasting and live streaming platform. Refer to Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Annual Report.

On October 3, 2023, the Company acquired 100% of the outstanding equity of North River Project Inc. (“North River”), an entity that holds intellectual property. Refer to Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Annual Report.

Revenues

We generate revenues primarily from advertising fees, other services and cloud.

Advertising fees are generated by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble and third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users.

Other services include: subscription fees earned primarily from consumer product offerings such as Locals and badges; revenues generated from content that is licensed by third-parties; pay-per-view; fees from tipping and platform hosting fees. Cloud includes consumption-based fees, subscriptions for infrastructure and professional services.

Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

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

Cost of Services

Cost of services consists of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to compensation to content providers, including share-based compensation, from whom video and other content are licensed. These costs are paid to these providers based on revenues generated, or in fixed amounts. In certain circumstances, we incur additional costs related to incentivizing top content creators to promote and join our platform; and

●	Other cost of services such as third-party service provider costs, including data center and networking, and costs paid to publishers.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses, which include bonuses and share-based compensation for our executives and certain other employees. General and administrative expenses also include legal and professional fees, business insurance costs, operating lease costs and other costs. As a public company, we expect to continue to incur material costs related to compliance with applicable laws and regulations, including audit and accounting fees, legal, insurance, investor relations and other costs.

Research and Development Expenses

Research and development expenses consist primarily of payroll and related expenses, which include bonuses and share-based compensation for our employees on our engineering and development teams. Research and development expenses also include consultant fees related to our development activities to originate, develop and enhance our platforms.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of payroll and related expenses, which include bonuses and share-based compensation for our employees associated with our sales and marketing functions. Sales and marketing expenses also include consultant fees and direct marketing costs related to the promotion of our platforms and solutions. We expect our sales and marketing expenses to increase over time as we promote our platform and brand, increase marketing activities, and grow domestic and international operations.

Acquisition-related Transaction Costs

Acquisition-related transaction costs consist of transaction expenses related to the Business Combination and other acquisitions.

Amortization and Depreciation

Amortization and depreciation represent the recognition of costs of assets used in operations, including property and equipment and intangible assets, over their estimated service lives.

Change in Fair Value of Contingent Consideration

Certain contingent consideration associated with the Callin acquisition does not meet the criteria for equity classification, and must be recorded as a liability in accordance with guidance contained in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”). Because the contingent consideration meets the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), it is measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change.

Non-Operating Income and Other Items

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. We invest in highly liquid securities such as money market funds, treasury bills and term deposits.

Other Income (Expense)

Other income (expense) consists of miscellaneous income earned outside of normal company revenue as well as foreign exchange gains and losses relates to gains and losses on transactions denominated in currencies other than the U.S. dollar.

Change in Fair Value of Warrant Liability

We account for our outstanding warrants in accordance with ASC 815-40, under which the warrants issued in connection with Business Combination do not meet the criteria for equity classification, and must be recorded as liabilities. As these warrants meet the definition of a liability under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change.

Income and Deferred Tax Recovery (Expense)

Income and deferred tax recovery (expense) consists of the estimated federal, state, and foreign income taxes incurred in the U.S. and other jurisdictions in which we operate.

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

As of July 1, 2023, Universal Analytics (“UA”), Google’s analytics platform on which we historically relied for calculating MAUs using company-set parameters, was phased out by Google and ceased processing data. At that time, Google Analytics 4 (“GA4”) succeeded UA as Google’s next-generation analytics platform, which has been used to determine MAUs since the third quarter of 2023 and which we expect to continue to use to determine MAUs in future periods. Although Google has disclosed certain information regarding the transition to GA4,2 Google does not currently make available sufficient information relating to its new GA4 algorithm for us to determine the full effect of the switch from UA to GA4 on our reported MAUs. Because Google has publicly stated that metrics in UA “may be more or less similar” to metrics in GA4, and that “[i]t is not unusual for there to be apparent discrepancies” between the two systems,3 we are unable to determine whether the transition from UA to GA4 has had a positive or negative effect, or the magnitude of such effect, if any, on our reported MAUs. It is therefore possible that MAUs that we reported based on the UA methodology (“MAUs (UA)”) for periods prior to July 1, 2023, cannot be meaningfully compared to MAUs based on the GA4 methodology (“MAUs (GA4)”) in subsequent periods.

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

[1]	Google, “[UA→GA4] Comparing Metrics: Google Analytics 4 vs. Universal Analytics, https://support.google.com/analytics/answer/11986666#zippy=%2Cin-this-article (last accessed Mar. 15, 2024) [hereinafter: “Google, Comparing Metrics.”] (providing the technical criteria Google uses to calculate active users).
[2]	Id.
[3]	Id.
[4]	During the measurement period, Rumble was available on the following connected TV systems: Roku, Android TV, Amazon Fire, LG, and Samsung TVs.
[5]	Google provides additional information on its definition of an “active user,” see Google, Comparing Metrics.
[6]	According to the GA4 dashboard, “[a]s of August 26, 2023, Analytics is estimating data that’s missing due to factors such as cookie consent.”

As with our earlier MAU reporting, there is a potential for minor overlap in the resulting data due to users who access Rumble’s content through the web, our mobile apps, and connected TVs in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. Our reported MAUs do not include users of Locals. We also do not separately report the number of users who register for accounts in any given period, which is different from MAUs.

Like many other major social media companies, we rely on significant paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine. Spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute to some amount of overstatement of our performance indicators, including reporting of MAUs by Google. We continually seek to improve our ability to estimate the total number of spam-generated users, and we eliminate material activity that is substantially likely to be spam from the calculation of our MAUs. We will not, however, succeed in identifying and removing all spam.

MAUs (GA4) were 67 million on average in the fourth quarter of 2023, an increase of 16% from the third quarter of 2023. We believe the growth from the third quarter of 2023 is attributable to increased interest in geopolitical events, high profile seasonal sporting events and increased interest in certain Rumble content creators.

Estimated Minutes Watched Per Month (“MWPM”)

We use estimated MWPM as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis and the intensity of users’ engagement with the platform. Estimated MWPM represents the monthly average of minutes watched per user within a quarterly period, which helps us measure user engagement. Estimated MWPM is calculated by converting actual bandwidth consumption into minutes watched, using our management’s best estimate of video resolution quality mix and various encoding parameters. We continually seek to improve our best estimates based on our observations of creator and user behavior on the Rumble platform, which changes based on the introduction of new product features, including livestreaming. We are currently limited, however, in our ability to collect data from certain aspects of our systems. These limits may result in errors that are difficult to quantify, especially as the proportion of livestreaming on the Rumble platform increases over time, and as we improve the quality of various video formats by increasing bit rates.

Bandwidth consumption includes video traffic across the entire Rumble platform (website, apps, embedded video, connected TV, RAC, etc.). In addition, our management believes bandwidth consumption includes a nominal amount of non-video traffic on the Rumble and Locals platforms and a potentially significant amount of consumption of Rumble videos outside of the Rumble video player and Rumble apps, due in part to intentional user circumvention of the Rumble platform that, despite our continuous efforts, we are unable to eliminate. Combined, the bandwidth consumption for this traffic may be material and difficult to quantify, resulting in an inability for us to monetize a potentially significant portion of our estimated MWPM.

Estimated MWPM was 10.5 billion on average in the fourth quarter of 2023, a decrease of 5% from the fourth quarter of 2022 and a decrease of 2% from the third quarter of 2023. We believe the decline from the fourth quarter of 2022 and third quarter of 2023 is due to a portion of our bandwidth consumption moving from third-party service providers’ content delivery networks (“CDNs”) to our own proprietary CDN beginning in the second half of the third quarter of 2023. Based on preliminary testing, our own CDN indicates less bandwidth consumption than one of our service providers’ CDNs for comparable user activity. Because we calculate estimated MWPM by converting bandwidth consumption into minutes watched, consumption measured through our own CDN yields a lower estimated MWPM than when measured through that service provider’s CDN.

Hours of Uploaded Video Per Day

We use the amount of hours of uploaded video per day as a measure of content creation to help us understand the volume of content being created and uploaded to us on a daily basis. Hours of uploaded video per day were 12,520 on average in the fourth quarter of 2023, representing an increase of 21% from the fourth quarter of 2022 and a 20% decrease from the third quarter of 2023. We believe the growth from the fourth quarter of 2022 is due to our expanding pool of content creators and increased user watch time as a result of livestreaming and continued improvement of user experience. We believe that the decrease from the third quarter of 2023 is related to YouTube’s decision in the fourth quarter of 2023, to disable the ability of its users to utilize our tool that automatically imports videos from creators’ YouTube channels to their Rumble channels, commonly known as the “YouTube sync” tool. We provided additional information about this issue in a current report on Form 8-K, filed with the SEC on January 16, 2024.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2023 and 2022 and the dollar and percentage change between the two periods:

For the year ended December 31,	2023	2022	Variance ($)	Variance (%)

Revenues	$80,963,451	$39,384,284	$41,579,167	106%

Expenses
Cost of services (content, hosting and other)	$146,156,734	$43,745,518	$102,411,216	234%
General and administrative	37,125,296	16,086,254	21,039,042	131%
Research and development	15,721,663	6,342,851	9,378,812	148%
Sales and marketing	13,427,021	6,137,860	7,289,161	119%
Acquisition-related transaction costs	1,151,318	1,116,056	35,262	3%
Amortization and depreciation	4,850,812	1,556,056	3,294,756	212%
Changes in fair value of contingent consideration	(1,922,381)	-	(1,922,381)	*NM
Total expenses	216,510,463	74,984,595	141,525,868	189%
Loss from operations	(135,547,012)	(35,600,311)	(99,946,701)	281%
Interest income	13,594,463	3,019,456	10,575,007	350%
Other income (expense)	(125,511)	(49,067)	(76,444)	156%
Change in fair value of warrant liability	2,365,895	21,010,500	(18,644,605)	(89)%
Loss before income taxes	(119,712,165)	(11,619,422)	(108,092,743)	930%
Income tax recovery	-	215,428	(215,428)	(100)%
Deferred tax recovery	3,291,703	-	3,291,703	*NM
Net loss	$(116,420,462)	$(11,403,994)	$(105,016,468)	921%

*NM-	Percentage change not meaningful.

Revenues

Revenues increased by $41.6 million to $81.0 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, of which $28.9 million is attributable to higher advertising revenue and $12.7 million is attributable to higher revenue from other services and cloud. The increase in advertising revenue was driven by an increase in consumption as well as the introduction of new advertising solutions for creators, publishers and advertisers, including host read advertising and our online advertising management exchange (“Rumble Advertising Center” or “RAC”), both of which we started to build and test in the second half of 2022 and continued to scale testing throughout 2023. The increase in revenue from other services and cloud was driven mainly by subscriptions, content licensing, tipping features, and cloud services offered.

Cost of Services

Cost of services increased by $102.4 million to $146.2 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to an increase in programming and content costs of $98.9 million, hosting expenses of $2.7 million, and other service costs of $0.8 million.

General and Administrative Expenses

General and administrative expenses increased by $21.0 million to $37.1 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to an increase in payroll and related expenses of $9.0 million, share-based compensation of $2.5 million related to the recognition of contingent shares issued in connection with the Callin acquisition that were accounted for as post-combination expense, as well as a $9.5 million increase in other administrative expenses, most of which are public company-related, including accounting, legal, investor relations, insurance, and other administrative services.

Research and Development Expenses

Research and development expenses increased by $9.4 million to $15.7 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to an increase in payroll and related expenses of $7.4 million, as well as a $2.0 million increase in costs related to computer hardware, software, and other expenses used in research and development related activity.

Sales and Marketing Expenses

Sales and marketing expenses increased by $7.3 million to $13.4 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to a $2.6 million increase in staffing-related and consulting service costs as well as a $4.7 million increase in other marketing and public relations activities.

Acquisition-related transaction costs

Acquisition-related transaction costs increased by $35.3 thousand to $1.2 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. Acquisition-related transaction costs for the year ended December 31, 2023 consisted of $1.2 million related to the Callin and North River acquisitions in 2023. For the year ended December 31, 2022, acquisition-related transaction costs consisted of $1.1 million, which included legal and other professional fees related to the Business Combination.

Amortization and Depreciation

Amortization and depreciation increased by $3.3 million to $4.8 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to an increase of $2.2 million from depreciation on our property and equipment as we continue to build out our infrastructure as well as an increase in amortization from intangible assets of $1.1 million.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $1.9 million resulting in a gain of $1.9 million in the year ended December 31, 2023. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and Company’s share price at closing. The gain from the change in fair value of contingent consideration can be directly attributable to changes in the Company’s share price since the closing.

Interest Income

Interest income increased by $10.6 million to $13.6 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to carrying a higher balance of cash, cash equivalents, and marketable securities as a result of the Business Combination. The funds were invested in money market funds, treasury bills, and term deposits.

Other Income (Expense)

Other expense increased by $76.4 thousand to $0.1 million in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $18.6 million resulting in a gain of $2.4 million in the year ended December 31, 2023. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Income Tax Recovery

Income tax recovery decreased by $0.2 million to $nil in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Deferred Tax Recovery

Deferred tax recovery increased by $3.3 million to $3.3 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was mainly driven by the recognition of deferred tax liabilities of Callin and North River as of the acquisition date, which were subsequently reversed resulting in a deferred tax benefit.

Liquidity and Capital Resources

Since the completion of our Business Combination in September 2022, we have financed operations primarily through cash generated from operating activities and the funds raised from our Business Combination. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of December 31, 2023, our cash, cash equivalents, and marketable securities balance was $219.5 million. Cash, cash equivalents, and marketable securities consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As we have consistently stated, we intend to use a substantial portion of funds that we have raised to acquire content by providing economic incentives to a small number of content creators, including sports leagues. This content acquisition strategy will allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our focus in 2023 was to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As a result, we expect this strategy will require us to consume a significant portion of our capital raised. As of December 31, 2023, we had entered into programming and content agreements with a minimum contractual cash commitment of $106 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 36 months, commencing in 2024. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial.

The following table presents a summary of the consolidated statement of cash flows for the years ended December 31, 2023 and 2022:

	Year ended December 31,
Net cash provided by (used in):	2023	2022	Variance ($)
Operating activities	$(92,911,313)	$(32,285,957)	$(60,625,356)
Investing activities	(23,771,314)	(10,139,167)	(13,632,147)
Financing activities	(2,147,994)	332,792,493	(334,940,487)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 primarily consisted of net loss adjusted for certain non-cash items, including a $4.3 million gain on the change in fair value of warrants and contingent consideration, offset by a $16.3 million change in share-based compensation, $5.6 million change in amortization and depreciation as well as changes in operating assets and liabilities. The increase in net cash used in operating activities during the year ended December 31, 2023 compared to the year ended December 31, 2022 was mostly due to an increase in expenses partially offset by changes in revenue and operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 consisted of $24.8 million in purchases of property, equipment, and intangible assets, offset by $1.0 million in cash acquired in connection with the Callin acquisition. The increase in net cash used in investing activities during the year ended December 31, 2023 compared to the year ended December 31, 2022, was mostly due to an increase in purchases of property, equipment, and intangible assets, which includes assets acquired from North River of $7.2 million, offset by cash acquired in connection with the Callin acquisition.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 mainly consisted of $2.1 million in taxes paid from net share settlement of share-based compensation. The increase in net cash used in financing activities was mainly due to the taxes paid from the net share settlement of share-based compensation in the year ended December 31, 2023 compared to the receipt of cash proceeds, net of transactions costs, from the Business Combination in the year ended December 31, 2022.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Total revenue	$20,391,872	$17,982,150	$24,974,054	$17,615,375
Net loss	$(29,277,227)	$(29,021,042)	$(29,454,080)	$(28,668,113)

	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Total revenue	$19,957,025	$10,983,182	$4,399,312	$4,044,765
Net loss	$(944,668)	$(1,858,452)	$(4,688,680)	$(3,912,194)

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We evaluate our estimates on a continuous basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the following key accounting policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. We believe the following key accounting policies require significant judgments and estimates used in the preparation of our consolidated financial. Accordingly, we believe that these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

For further information on the summary of significant accounting policies and the effect on our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

Acquisitions (Business Combination vs Asset Acquisition)

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgment to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

Valuation of Intangible Assets

The Company acquired intangible assets in connection with acquisitions of Callin and North River. A valuation was performed to determine the estimated fair value of identifiable intangible assets related to the acquisition. Judgment is required to estimate the fair value of these identifiable intangible assets. We may use quoted market prices, prices for similar assets, present value techniques, and other valuation techniques such as the depreciated replacement cost and relief from royalty methods to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the degree of judgment involved in our estimation techniques, our estimate may result in significant difference in the estimation of fair value.

Share-based Compensation

The Company issues equity awards such as stock options and restricted stock units to certain of its employees, directors, officers and consultants. We account for equity awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award.

For equity awards with a service condition, the fair value is estimated on the grant date using the Black-Scholes option pricing model which takes into account the following inputs: stock price, expected term, volatility, and risk-free interest rate. For equity awards with a market condition, the fair value is estimated on the grant date using a Monte Carlo simulation methodology that includes simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. Changes in the estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

For equity awards with a performance condition, the Company assesses the likelihood of the performance condition underlying an award being met and recognizes a share-based compensation expense associated with that award only if it is probable the performance condition will be met. Where the performance condition underlying an award is a change in control, the Company considers the performance condition to be probable only when it occurs.

Income Taxes

The Company is subject to income taxes in the United States and other foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

Uncertain tax positions are accounted for using a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain income tax positions. The Company reviews its nexus in various tax jurisdictions and the Company’s tax positions related to all open tax years for events that could change the status of its tax liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. Those positions, for which management’s assessment is that there is more than a 50 percent probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to the measurement criteria.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for the years ended December 31, 2023 and 2022.

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

Credit Risk

We are exposed to credit risk on our cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities with financial institutions with high credit standing, and we place excess cash in marketable investment grade debt securities. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with one customer. For the year ended December 31, 2023, one customer accounted for $37.2 million or 46% of our revenue (2022 – $17.7 million or 45%). As of December 31, 2023, one customer accounted for 35% of our accounts receivable (2022 — 66%), which has been collected in the month of January 2024.

Interest Rate Risk

We are exposed to interest rate risk on our cash, cash equivalents and marketable securities. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $219.5 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

Item 8. Financial Statements and Supplementary Data

Rumble Inc.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

Rumble Inc.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Rumble Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rumble Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Seattle, Washington

March 27, 2024

We have served as the Company’s auditor since 2023.

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

<MNP LLP>

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor from 2019 to 2023.

Toronto, Canada

March 30, 2023

Rumble Inc.
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

For the year ended December 31,	2023	2022

Revenues	$80,963,451	$39,384,284

Expenses
Cost of services (content, hosting and other)	$146,156,734	$43,745,518
General and administrative	37,125,296	16,086,254
Research and development	15,721,663	6,342,851
Sales and marketing	13,427,021	6,137,860
Acquisition-related transaction costs	1,151,318	1,116,056
Amortization and depreciation	4,850,812	1,556,056
Changes in fair value of contingent consideration	(1,922,381)	-

Total expenses	216,510,463	74,984,595

Loss from operations	(135,547,012)	(35,600,311)
Interest income	13,594,463	3,019,456
Other income (expense)	(125,511)	(49,067)
Changes in fair value of warrant liability	2,365,895	21,010,500

Loss before income taxes	(119,712,165)	(11,619,422)
Income tax recovery	-	215,428
Deferred tax recovery	3,291,703	-

Net loss	$(116,420,462)	$(11,403,994)

Loss per share – basic and diluted	$(0.58)	$(0.05)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	201,442,321	242,443,272

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$3,994,180	$249,781
General and administrative	10,686,099	1,582,678
Research and development	1,016,627	55,479
Sales and marketing	437,808	45,465

Total share-based compensation expense	16,134,714	1,933,403

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

December 31,	2023	2022

Assets
Current assets
Cash and cash equivalents	$218,338,658	$337,169,279
Marketable securities	1,135,200	1,100,000
Accounts receivable	5,440,447	4,748,189
Prepaid expenses and other	13,090,072	9,342,691
	238,004,377	352,360,159

Other non-current assets	1,626,802	547,589
Property and equipment, net	19,689,987	8,844,232
Right-of-use assets, net	2,473,903	1,356,454
Intangible assets, net	23,262,428	3,211,305
Goodwill	10,655,391	662,899
	$295,712,888	$366,982,638

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$24,713,203	$14,324,696
Deferred revenue	7,003,891	1,040,619
Income taxes payable	-	934
Lease liabilities	975,844	583,186
Contingent consideration	863,643	-
	33,556,581	15,949,435

Lease liabilities, long-term	1,630,837	835,924
Contingent consideration, net of current portion	705,717	-
Warrant liability	7,696,605	10,062,500
Other liability	500,000	500,000
	44,089,740	27,347,859
Commitments and contingencies (Note 16)

Shareholders’ equity
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 114,926,700 and 111,467,763 shares issued and outstanding, as of December 31, 2023 and 2022, respectively; 170,000,000 Class C authorized, 165,353,621 and 167,662,214 shares issued and outstanding, as of December 31, 2023 and 2022, respectively; 110,000,000 Class D authorized, 105,782,403 and 105,782,403 shares issued and outstanding, as of December 31, 2023 and 2022, respectively)	768,523	768,357
Accumulated deficit	(145,203,163)	(28,782,701)
Additional paid-in capital	396,057,788	367,649,123
	251,623,148	339,634,779
	$295,712,888	$366,982,638

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.
Consolidated Statements of Shareholders’ Equity
(Expressed in U.S. Dollars)

	For the year ended December 31, 2023
	Number of Common Stock
	Class A	Class C	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2022	111,467,763	167,662,214	105,782,403	$741,013	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779
Issuance of Class A Common Stock in connection with Callin acquisition	981,243	-	-	149	-	-	14,664,682	-	14,664,831
Issuance costs in connection with Callin acquisition	-	-	-	-	-	-	(40,478)	-	(40,478)
Holdback of Class A Common Stock for the repayment of domain name loan in connection with the acquisition of Locals Technology Inc.	(26,731)	-	-	(3)	-	-	(391,232)	-	(391,235)
Issuance of Class A Common Stock upon vesting of restricted stock units	551,522	-	-	55	-	-	-	-	55
Issuance of Class A Common Stock in exchange for Class C Common Stock	2,308,593	(2,308,593)	-	231	(231)	-	-	-	-
Net share settlement on restricted stock units	(355,690)	-	-	(35)	-	-	(2,107,536)	-	(2,107,571)
Share-based compensation	-	-	-	-	-	-	16,283,229	-	16,283,229
Loss for the year	-	-	-	-	-	-	-	(116,420,462)	(116,420,462)
Balance December 31, 2023	114,926,700	165,353,621	105,782,403	$741,410	$16,535	$10,578	$396,057,788	$(145,203,163)	$251,623,148

	For the year ended December 31, 2022
	Number of Common Stock
	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Legacy Rumble Class A	Legacy Rumble Class B	Class A	Class B	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2021	8,119,690	135,220	-	-	-	-	$43,223,609	$129,761	$-	$-	$-	$-	$4,392,666	$(17,378,707)	$30,367,329
Issuance of Legacy Rumble Class A Common Stock in exchange for Legacy Rumble preference shares	606,360	-	-	-	-	-	17,314,203	-	-	-	-	-	-	-	17,314,203
Issuance of Class A and C Common Stock in exchange for Legacy Rumble Class A and B common shares	(8,726,050)	(135,220)	48,970,404	-	168,762,214	-	(60,537,812)	(129,761)	4,897	-	16,876	-	60,645,800	-	-
Issuance of Class A Common Stock in exchange for Legacy Rumble warrants	-	-	14,153,048	-	-	-	-	-	731,281	-	-	-	(731,281)	-	-
Repurchase of Class C Common Stock in the Key Individual Subscription Agreement	-	-	-	-	(1,100,000)	-	-	-	-	-	(110)	-	(10,999,890)	-	(11,000,000)
Issuance of Class D Common Stock in the Key Individual Subscription Agreement	-	-	-	-	-	105,782,403	-	-	-	-	-	10,578	989,422	-	1,000,000
Issuance of Class A and B Common Stock in connection with the Qualifying Transaction	-	-	10,875,000	7,500,000	-	-	-	-	1,088	750	-	-	105,089,512	-	105,091,350
Issuance of Class A Common Stock in exchange for CFVI Class B common shares	-	-	7,500,000	(7,500,000)	-	-	-	-	750	(750)	-	-	-	-	-
Issuance of Class A Common Stock in connection with public shares	-	-	29,969,311	-	-	-	-	-	2,997	-	-	-	299,690,113	-	299,693,110
Issuance costs in connection with the Qualifying Transaction	-	-	-	-	-	-	-	-	-	-	-	-	(54,091,750)	-	(54,091,750)
Excess fair value over net assets acquired – listing fee	-	-	-	-	-	-	-	-	-	-	-	-	(2,265,284)	-	(2,265,284)
Eliminate CFVI’s historical accumulated deficit	-	-	-	-	-	-	-	-	-	-	-	-	(37,003,588)	-	(37,003,588)
Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,933,403	-	1,933,403
Loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,403,994)	(11,403,994)
Balance December 31, 2022	-	-	111,467,763	-	167,662,214	105,782,403	$-	$-	$741,013	$-	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

For the year ended December 31,	2023	2022

Cash flows provided by (used in)

Operating activities
Net loss for the period	$(116,420,462)	$(11,403,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,850,812	1,556,056
Share-based compensation	16,283,229	1,933,403
Non-cash portion interest expense	58,815	36,621
Amortization on right-of-use assets	788,799	528,220
Change in fair value of warrants	(2,365,895)	(21,010,500)
Change in fair value of contingent consideration	(1,922,381)	-

Changes in operating assets and liabilities:
Accounts receivable	(674,981)	(2,935,399)
Prepaid expenses and other	(4,990,778)	(9,500,432)
Accounts payable and accrued liabilities	9,612,728	7,996,298
Deferred revenue	5,963,272	1,010,605
Deferred taxes	(3,323,744)	-
Operating lease liabilities	(770,727)	(496,835)
Net cash used in operating activities	(92,911,313)	(32,285,957)

Investing activities
Purchase of property and equipment	(14,572,933)	(8,544,398)
Purchase of intangible assets	(2,915,085)	(494,769)
Purchase of marketable securities	(1,135,200)	(1,100,000)
Sale of marketable securities	1,100,000	-
Cash acquired in connection with Callin acquisition	1,000,989	-
Acquisition of North River, net of cash acquired	(7,249,085)	-
Net cash used in investing activities	(23,771,314)	(10,139,167)

Financing activities
Taxes paid from net share settlement for share-based compensation	(2,107,516)	-
Proceeds from other liabilities	-	250,000
Proceeds from Qualifying Transaction	-	399,807,596
Repurchase of Class C Common Stock	-	(11,000,000)
Repayment of Sponsor loan in connection with Qualifying Transaction	-	(2,173,353)
Share issuance costs	(40,478)	(54,091,750)
Net cash (used in) provided by financing activities	(2,147,994)	332,792,493

Effect of exchange rate changes on cash and cash equivalents	-	(45,465)
(Decrease) increase in cash and cash equivalents during the period	(118,830,621)	290,321,904

Cash and cash equivalents, beginning of period	337,169,279	46,847,375
Cash and cash equivalents, end of period	$218,338,658	$337,169,279

Supplemental cash flow information:
Cash paid for income taxes	$31,974	$5,180
Cash paid for interest	4,212	54
Cash paid for lease liabilities	770,727	841,756

Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	123,946	621,045
Settlement of loan receivable in exchange for Class A Common Stock	391,235	-
Non-cash consideration related to the acquisition of Callin (Note 3)	18,226,572	-
Recognition of operating right-of-use assets in exchange for operating lease liabilities	1,906,248	228,886

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

1.	Overview and Basis of Presentation

Nature of Operations

On December 1, 2021, Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada (“Legacy Rumble”) and CF Acquisition VI, a Delaware corporation (“CFVI”) entered into a business agreement (the “Business Combination Agreement”). On September 16, 2022, pursuant to the terms of the Business Combination Agreement, Legacy Rumble and CFVI announced the completion of a transaction whereby CFVI was renamed Rumble Inc. and Legacy Rumble was renamed Rumble Canada Inc. (the “Qualifying Transaction”). Refer to Note 12 Qualifying Transaction for further detail.

Rumble Inc. (“Rumble” or “the Company”) is a high growth, video sharing platform and cloud services provider designed to help content creators manage, distribute, and monetize their content by connecting them with brands, publishers, and directly to their subscribers and followers. The Company’s registered office is located at 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. The Company’s shares of Class A common stock and warrants are traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “RUM” and “RUMBW”, respectively.

Basis of Presentation

The accompanying consolidated financial statements (the “financial statements”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the results of the Company and its wholly-owned subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”). All intercompany balances and transactions have been eliminated upon consolidation. These financial statements are presented in U.S. dollars, which is the functional currency of the Company.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and all subsidiaries. Subsidiaries are entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest entity. Subsidiaries are fully consolidated from the date control is transferred to the Company and are de-consolidated from the date control ceases. The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of the Company and its subsidiaries after eliminating intercompany balances and transactions.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to the: allowance for credit losses; valuation of share-based compensation awards; estimates in the determination of the fair value of assets acquired and liabilities assumed in connection with acquisitions; fair value of financial instruments including warrant liability and contingent consideration; discount rate in determining lease liabilities; valuation of long-lived assets and their associated useful lives, valuation of goodwill; and the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies

Foreign Currency

The functional currencies of the Company and its foreign subsidiaries are the U.S. dollar. Transactions denominated in currencies other than the U.S. dollar are remeasured using end-of-period exchange rates or exchange rates prevailing at the date of the transaction, and the resulting gains or losses are recognized as a component of other income (expense).

Fair Value Measurements

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. Fair value measurement is based on a hierarchy of observable or unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value.

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

The Company evaluates the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. Our financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, lease liabilities, warrant liability, contingent consideration, and other liabilities, approximate fair value.

Concentration Risk

A meaningful portion of the Company’s revenue (and a substantial portion of the Company’s net cash from operations that it can freely access) is attributable to service agreements with a several customers. See Note 18 for further details.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company derives revenues primarily from:

●	Advertising fees; and

●	Other services and cloud

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

5.	Recognize revenue when/as performance obligation(s) are satisfied

Advertising fees

The Company generates advertising fees by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble and third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users. For cost-per-message-read advertising, customers pay to have their products or services promoted by a content creator.

The Company recognizes revenue from video and display advertisements when a user engages with the advertisement, such as an impression, click, or purchase. For cost-per-message-read advertising, advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read or when a user makes a purchase. In general, advertising fees are reported on a gross basis, since the Company controls the advertising inventory before it is transferred to the customer. Control is evidenced by the Company’s sole ability to monetize the advertising inventory before it is transferred to the customer.

Other services and cloud

Other services include: subscription fees earned primarily from consumer product offerings such as Locals and badges; revenues generated from content that is licensed by third-parties; pay-per-view; fees from tipping and platform hosting fees.

Subscription services are recognized over time for the duration of the contract.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Under bulk license agreements, the Company’s obligations include hosting the content libraries for access and searching by the customer, updating the libraries with new content provided by the content owner, and making videos selected by the customer available for download, throughout the term of the contract. These services are billed based on the access to the content regardless of the number of videos downloaded. All of these services are highly interdependent as the customer’s ability to derive its intended benefit from the contract depends on the entity transferring both the access to the content library over time and making the videos available as and when required by the customer for download. These services therefore constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term. The predominant item in the single performance obligation is a license providing a right to access the content library throughout the license period. For these arrangements, the Company recognizes the total fixed fees under the contract as revenue ratably over the term of the contract as the performance obligation is satisfied, as this best depicts the pattern of control transfer.

For license agreements related to the Rumble Player, the Company’s obligations include providing access to the current version the Rumble Player throughout the term of the contract. As part of this arrangement, the customer is required to use the most current version of the player and therefore, the utility of the player to the customer is significantly affected by Rumble’s ongoing activities to maintain and support the player. Revenue is therefore recognized ratably over the term of the contract.

The Company generates revenue through the licensing of content to third-party platforms. The consideration received is variable in nature as it is dependent on the level of traffic and number of impressions generated on the third-party platforms. For these arrangements, revenue is recognized when the performance obligation is satisfied over the period the license is provided to the third-party provider. The usage-based royalty exemption has been taken by the Company for these arrangements.

Fees from tipping features are recognized at a point in time when a user tips on the platform.

Revenues related to platform hosting are recognized over time as the Company provides access to the platform and varies based on the subscription fees generated by the content creator. The Company allocates variable fees earned from these arrangements to those distinct performance obligations where pricing practices are consistent with the allocation objective.

Cloud services are generally provided on either a consumption or subscription basis. Revenues related to cloud services provided on a consumption basis are recognized when the customer utilizes the services, based on the quantity of services consumed at the amount which we have the right to invoice for services performed. Revenues related to cloud services provided on a subscription basis are recognized ratably over the contract term as the customer receives and consumes the benefits of the cloud services.

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of these costs to be longer than one year. As of December 31, 2023, the Company had capitalized $4,172,570 related to content costs which are included within prepaid expenses and other on the consolidated balance sheets (2022 - $507,392). Amortization of contract acquisition costs was $6,994,890 for year ended December 31, 2023 and was included within cost of services (content, hosting and other) on the consolidated statements of operations (2022 - $225,415). There were no asset impairment charges for contract acquisition costs for the periods noted above.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Principal vs Agent

In our arrangements, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis).

The Company controls the advertising inventory before it is transferred to the customer and therefore is the principal in the transaction. Control is evidenced by the Company’s ability to monetize the advertising inventory before it is transferred to the customer.

The Company is also acting as the principal in licensing, cloud, and subscription transactions, as it has control over both the content that is monetized as well as the platform over which the content is displayed. Further, the Company manages the monetization of content and is the only party to the contract with its customers.

As it relates to revenues earned from platform hosting, we present revenue on a net basis as the Company is acting as the agent providing a platform for content creators to post content and interact with end users.

Practical Expedients and Exemptions

The Company does not disclose the transaction price allocated to unsatisfied performance obligations for contracts with an original expected length of one year or less and for contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Costs of Services (Exclusive of Amortization and Depreciation)

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense on the consolidated statements of operations. During the year ended December 31, 2023, the Company incurred advertising expenses of $4,550,742 (2022 – $1,666,912).

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Internal Use Software and Website Development Costs

The Company capitalizes certain costs incurred in developing software programs or websites to be used solely to meet internal needs and cloud-based applications used to deliver our services. The Company capitalizes these costs once the preliminary project stage is complete, and it is probable that the project will be completed and the software will be used to perform the intended function. Capitalized internal use software costs are included in intangible assets, net on the consolidated balance sheets. The estimated useful life of costs capitalized is evaluated for each specific project and is up to five years. Amortization of internal software development costs is included in amortization and depreciation expenses in the consolidated statement of operations.

Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax bases of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain.

Uncertain tax positions are accounted for using a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the company has taken or expects to take on a tax return. This applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. The Company reviews its nexus in various tax jurisdictions and the Company’s tax positions related to all open tax years for events that could change the status of its tax liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. Those positions, for which management’s assessment is that there is more than a 50 percent probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to the measurement criteria.

The Company records the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Any liabilities for which the Company expects to make cash payments within the next twelve months are classified as “short term”.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

The Company issues equity awards such as stock options and restricted stock units to certain of its employees, advisory board members, directors, officers and consultants. For awards with a market condition, the market condition is taken into consideration in the fair value-based measure, whereas service and performance conditions are taken into consideration in determining the share-based compensation expense.

For equity awards granted to employees that have only a service condition, the Company recognizes the share-based compensation expense on a straight-line basis over the requisite service period. The vesting period for the equity awards granted is determined by the board of directors of the company and the typical vesting period for equity awards with service conditions is three to four years. The requisite service period for Rumble’s equity awards subject only to service conditions is coterminous with the vesting period specific to those equity awards.

For equity awards with either a market condition or a performance condition, the Company determines the fair value of each tranche of the award, and then recognizes the share-based compensation expense associated with each tranche of the award over the requisite service period for that tranche. For equity awards with a performance condition, the Company assesses the likelihood of the performance condition underlying an award being met and recognizes a share-based compensation expense associated with that award only if it is probable that the performance condition will be met.

Forfeitures are accounted for when they occur.

Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the number of weighted average common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common shares and outstanding stock options, from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in treasury bills and money market funds. Cash equivalents are carried at amortized cost, which approximates their fair market value.

The Company considers all marketable securities with original maturities of three months or less from the date of purchase to be cash equivalents and those with original maturities of greater than three months as marketable securities on our consolidated balance sheets. Management determines the appropriate classification of investments at the time of purchase.

Marketable securities are being accounted for as held-to-maturity investments and are carried at amortized cost with any gains and losses being recognized in interest income on the consolidated statements of operations. As of December 31, 2023 and 2022, the marketable securities have maturity dates of twelve months or less and their amortized cost approximates fair value.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Current Expected Credit Losses

Accounts receivable includes current outstanding invoices billed to customers due under customary trade terms. The term between invoicing and when payment is due is not significant. The accounts receivable balance as of December 31, 2021 was $1,344,654.

The Company maintains an allowance for current expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes are classified in general and administrative expense in the consolidated statements of operations. Collectability is assessed by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when specific customers are identified with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, customer-specific information, market conditions, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have a material impact on the allowance for credit losses in future periods. The allowance for credit losses at December 31, 2023 was $nil (2022 - $nil).

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is generally as follows:

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

Most of our leases contain lease and non-lease components. Non-lease components include fixed payments for maintenance, utilities, and real estate taxes. The Company combines fixed lease and non-lease components and account for them as a single lease component. Our lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes, or other costs. Such variable lease costs are expensed as incurred on the consolidated statement of operations.

Right-of-use assets and lease liabilities are recognized on the consolidated balance sheets at the commencement date based on the present value of lease payments over the lease term.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. When determining the probability of exercising such options, we consider contract-based, asset-based, and market-based factors. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Right-of-Use Assets and Lease Liabilities (Continued)

As most of our leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The Company determines the incremental borrowing rate as the interest rate the Company would pay to borrow over a similar term the funds necessary to obtain an asset of a similar value to the right-of-use asset in a similar economic environment.

Operating lease costs are recognized on a straight-line basis over the lease terms.

The Company has elected the practical expedient to not recognize right-of-use assets and lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the commencement date.

Intangible Assets

Intangible assets with finite lives consist of intellectual property, internal-use software, technology, brand, and domain names. Intangible assets acquired through business combination are recorded at their respective estimated fair values upon acquisition close. Other intangible assets acquired through asset acquisition are measured following a cost accumulation and allocation model under which the cost of the acquisition is allocated on a relative fair value basis to the net assets acquired.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to fifteen years.

Impairment of Long-Lived Assets and Finite Lived Intangible Assets

The Company reviews long-lived assets and finite lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“Asset Group”). When indicators of potential impairment are present, the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group. If the sum of the undiscounted cash flow is less than the carrying value of the asset or Asset Group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any. The Company did not identify any indicators of impairment during the periods presented.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For its annual goodwill impairment test in all periods to date, the Company has determined it has one reporting unit and the fair value of its reporting unit has been determined by the Company’s enterprise value. The Company performs its annual goodwill impairment test during the fourth fiscal quarter.

For its annual impairment test performed on October 1, 2023, the Company completed an assessment and determined that there was no impairment of goodwill.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Warrant Liability

The Company accounts for warrants by first assessing whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders count potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be as a liability initially at their fair value on the date of issuance, and subsequently remeasured to fair value on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized on the consolidated statements of operations in the period of change.

The Company accounts for all its warrants as a liability as the warrants do not meet the criteria for equity classification.

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

Any contingent consideration is measured at fair value at the acquisition date. Contingent consideration that does not meet all the criteria for equity classification is initially recorded at its fair value at the acquisition date, and subsequently remeasured to fair value on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized in the consolidated statements of operations in the period of change.

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

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

Asset Acquisitions

The Company accounts for asset acquisitions by allocating the consideration to the acquired assets and liabilities on a relative fair value basis. Working capital items are recognized at their stated amounts.

The Company has elected an accounting policy to recognize any contingent consideration obligation in an asset acquisition when the contingency is resolved, and the consideration becomes payable. The contingent consideration will be included in the cost allocated to the acquired assets if and when the contingency is resolved.

New Standards or Amendments Adopted

The Company adopted the following new standards or amendments effective January 1, 2023:

●	Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019-04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, ASU 2019-11, Codification Improvements and 2020-03, Codification Improvements. The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

There was no impact on the financial statements as a result of the adoption of the above standards.

New Standards or Amendments Not Yet Effective

The following amendments to existing standards have been issued up to and including the date of issuance of these financial statements, however are not yet effective for the Company:

Effective for years beginning after December 15, 2023:

●	Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Effective for periods beginning after December 31, 2023). The amendments clarify those principles when measuring the fair value of an equity security subject to a contractual sale restriction and improve current GAAP by reducing diversity in practice, reducing the cost and complexity in measuring fair value, and increasing comparability of financial information across reporting entities that hold those investments.

●	Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (applicable to convertible instruments (Effective for periods beginning after December 31, 2023). The update is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

2.	Summary of Significant Accounting Policies (Continued)

New Standards or Amendments Not Yet Effective (Continued)

●	Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of this ASU is to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.

The Company is in the process of assessing the impact of the new accounting standards on its consolidated financial statements.

Effective for years beginning after December 15, 2024:

●	Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).

The Company is still evaluating the impact of implementing the above improvements to its consolidated financial statements.

Prior Period Reclassifications

Certain amounts in expenses and other income (expenses) in prior periods have been reclassified to conform with current period presentation. The reclassification has no impact on net loss, loss per share or total shareholders’ equity.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

3.	Acquisitions

Acquisition of Callin Corp.

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

Total consideration	$18,226,572

Net assets acquired:
Cash	$1,000,989
Accounts receivable	10,939
Prepaid expenses	200,651
Property and equipment	37,841
Software and technology	9,352,000
Accounts payable, accruals, and other liabilities	(1,137,814)
Deferred tax liability	(1,230,526)
Total net assets acquired	$8,234,080

Goodwill	$9,992,492

The fair value of the consideration consists of the following:

Fair Value
Shares issued	$6,055,409
Shares to be issued	3,747,209
Replacement awards	15,578
Contingent consideration (liability) – retention payments	3,491,741
Contingent consideration (equity) – milestone 1	2,490,152
Contingent consideration (equity) – milestone 2	2,356,483
Contingent consideration payable	70,000
Total consideration	$18,226,572

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

3.	Acquisitions (Continued)

Acquisition of Callin Corp. (Continued)

Under the terms of the acquisition agreement, the Company is required to issue upfront share consideration of 981,243 shares of Class A Common Stock to the preferred shareholders and SAFE note holders of Callin, of which 963,337 shares had been issued as of December 31, 2023. The fair value of the Company’s Class A Common Stock on the acquisition date was $9.99 per share. In addition, the Company issued rights to four payments each consisting of 375,000 contingently issuable shares of Class A Common Stock to the common shareholders, series FF preferred shareholders, option holders and continuing employees of Callin contingent on the following conditions being met:

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

The fair value of the contingent consideration has been estimated as follows:

Retention payments 1 and 2

The Company has determined that retention payments 1 and 2 are one unit of account requiring the Company to issue a variable number of shares that is not indexed to the Company’s stock. As a result, the consideration that is contingent on one of the selling shareholder’s providing services has been classified as a liability. The contingent consideration is classified Level 3 in the fair value hierarchy. The key inputs into the fair value determination are the probability of achieving the milestones, which impacts the expected number of shares to be issued, and the share price on the acquisition date. At the acquisition date, management estimated the number of shares to be issued is 349,523. The Company has recognized a change in fair value of this contingent consideration of $1,922,381 due to the change in the Company’s stock price and the probability of each contingency being met during the period between the acquisition date and the period end.

Milestone payments 1 and 2

The Company has determined that milestone payments 1 and 2 are separate units of account because a fixed number of shares will be issued if each contingency is met, and meeting one contingency is not dependent on the other. The key inputs into the fair value determination are the probability of each contingency being met, and the share price on the acquisition date. As of December 31, 2023, milestone payment 1 was met resulting in the issuance of 375,000 Class A Common Stock.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

3.	Acquisitions (Continued)

Acquisition of Callin Corp. (Continued)

During the year ended December 31, 2023, the Company adjusted certain provisional amounts recognized at the acquisition date related to the finalization of the valuation report and the income tax provision in the fourth quarter of 2023. An adjustment was made to increase upfront share consideration by $143,716 as well as an increase to intangible assets and deferred tax liability of $1,594,000 and $398,654, respectively. The corresponding adjustment was reflected in goodwill.

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

Acquisition-related transaction costs incurred by the Company for the year ended December 31, 2023 were $835,035.

The acquired business contributed revenues of $nil and net loss of $1,269,185 post acquisition for the period ended December 31, 2023.

Acquisition of North River Project Inc.

On October 3, 2023, the Company acquired 100% of the outstanding equity of North River Project Inc. (“North River”), for $10,000,000 Canadian Dollars ($7,293,000 US Dollars) in cash upfront and future contingent cash payments of up to $10,000,000 Canadian Dollars. The Company has determined that North River does not meet the definition of a business and has accounted for the acquisition as an asset acquisition. The contingent consideration contains two payments each consisting of $5,000,000 Canadian Dollars upon the completion of feature development and integration of the acquired technology into the Company’s existing software within a 5-year period. The Company has elected to account for the contingent consideration at the point in time in which the payments have been met. As of December 31, 2023, none of the milestones have been achieved. The Company acquired North River for the purpose of acquiring certain developed software, developed technology, and an assembled workforce.

The Company allocated the consideration as follows:

Fair Value
Software and technology	$9,000,740
Assembled workforce	366,188
Net working capital	(14,808)
Deferred tax liability	(2,059,120)
Total consideration	$7,293,000

The acquired software and technology was assigned a useful life of 5 years and the assembled workforce was assigned a useful life of 2 years. The assets are recorded in intangible assets, net on the Company’s consolidated balance sheets.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

4.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	For the year ended December 31,
	2023	2022

Advertising	$60,026,091	$31,139,398
Other services and cloud	20,937,360	8,244,886
Total revenues	$80,963,451	$39,384,284

The Company recognizes revenue either at a point in time, or over time, depending upon the characteristics of the contract. During the year ended December 31, 2023, revenue recognized at a point in time compared to over time was $21,741,274 and $59,222,177, respectively. During the year ended December 31, 2022, revenue recognized at a point in time compared to over time was $15,391,170 and $23,993,114, respectively.

Deferred Revenue

Deferred revenue recorded at December 31, 2023 is expected to be fully recognized by December 31, 2024. The deferred revenue balance as of December 31, 2023 was $7,003,891. The deferred revenue balance as of December 31, 2022 was $1,040,619, of which $881,596 was recognized as revenues for the year ended December 31, 2023. The deferred revenue balance as of December 31, 2021 was $30,014, of which $30,014 was recognized as revenues for the year ended December 31, 2022.

5.	Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents as of December 31, 2023 and 2022 consist of the following:

		2023	2022
	Contracted
	Maturity	Balance	Balance

Cash	Demand	$11,632,839	$3,519,674
Treasury bills and money market funds	Demand	206,705,819	333,649,605
		$218,338,658	$337,169,279

Marketable securities consist of term deposits of $1,135,200 as at December 31, 2023 (2022 – $1,100,000). The Company did not have any long-term investments as at December 31, 2023 or 2022.

As of December 31, 2023, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the day-to-day business operations (2022 – $1,257,500).

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

6.	Property and Equipment

	2023	2022
Computer hardware	$21,969,345	$8,866,157
Furniture and fixtures	121,077	100,921
Leasehold improvements	1,911,901	921,570
	24,002,323	9,888,648
Accumulated depreciation	(4,312,336)	(1,044,416)
Net carrying value	$19,689,987	$8,844,232

Depreciation expense on property and equipment for the year ended December 31, 2023 was $3,267,920 (2022 – $987,014).

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. These leases have original lease periods expiring between 2023 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

		2023		2022
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Right-of-use assets	$3,833,184	$1,359,281	$1,926,936	$570,482
Net book value		$2,473,903		$1,356,454

Operating lease costs for the year ended December 31, 2023 were $848,849 (2022 – $564,842) and are included in general and administration expenses in the consolidated statements of operations.

As of December 31, 2023, the weighted-average remaining lease term and weighted-average incremental borrowing rate for the operating leases were 2.65 years and 7.52%, respectively (2022 – 3.26 years and 2.35%).

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of December 31, 2023.

2024	$1,095,344
2025	984,848
2026	695,056
2027	43,719
2,818,967
Less: imputed interest*	212,386
2,606,581

Current portion	$975,844
Long-term portion	$1,630,737

*	Imputed interest represents the difference between undiscounted cash flows and cash flows

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

8.	Intangible Assets

			2023
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	4.74	$461,663	$101,023	$360,640
Domain name	12.42	500,448	86,019	414,429
Brand	7.83	1,284,000	280,369	1,003,631
Software and technology	4.68	20,894,389	1,618,906	19,275,483
Internal software development	4.18	2,004,684	116,854	1,887,830
Assembled workforce	1.75	366,188	45,773	320,415
		$25,511,372	$2,248,944	$23,262,428

		2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$123,143	$71,019	$52,124
Domain name	500,448	52,656	447,792
Brand	1,284,000	151,969	1,132,031
Software and technology	1,969,769	390,411	1,579,358
	$3,877,360	$666,055	$3,211,305

Amortization expense related to intangible assets for the year ended December 31, 2023 was $1,582,889 (2022 – $569,042).

For intangible assets held as of December 31, 2023, future amortization expense is as follows:

2024	$5,127,906
2025	5,019,093
2026	4,717,638
2027	4,366,324
2028	3,422,223
Thereafter	609,244
$23,262,428

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

9.	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill:

Balance, December 31, 2022	$662,899
Acquisitions	9,992,492
Balance, December 31, 2023	$10,655,391

There was no impairment of goodwill for the years ended December 31, 2023 and 2022.

10.	Income Taxes

The Company is subject to income tax in the U.S. and Canada through its wholly owned subsidiary, Rumble Canada Inc. Rumble Inc.’s federal statutory tax rate is 21% (2022 – 21%)

The difference between the tax calculated on income before income tax according to the statutory tax rate and the amount of the income tax included in the income tax expense is reconciled as follows:

	2023	2022
Loss before income taxes	$(119,712,165)	$(11,619,422)
Statutory income tax rate	21%	21%
Income tax recovery at statutory income tax rate	(25,139,555)	(2,440,079)
Non-deductible expenses	420,174	245,566
Change in the fair value of warrant liability	(943,421)	(4,412,205)
Difference in jurisdictional tax rates	(4,891,708)	(1,549,371)
Tax restructuring	-	693,725
Other	194,426	(165,724)
Change in valuation allowance	27,068,381	7,412,660

	$(3,291,703)	$(215,428)

The Company recorded an income tax benefit of $3,291,703 for the year ended December 31, 2023, which is primarily a result of a deferred tax liability created through the acquisitions of Callin and North River and can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

10.	Income Taxes (Continued)

Deferred Tax Assets (Liabilities)
	2023	2022
Deferred income tax assets:
Loss carryforwards	$45,792,765	$17,125,566
Tangible assets	-	271,227
Share-based compensation	3,627,277	398,881
R&D and other cost pool carryforwards	2,229,569	-
Other	129,636	161,452
Gross deferred income tax assets	51,779,247	17,957,126
Valuation allowance	(45,273,417)	(16,650,521)
Total deferred income tax assets, net of valuation allowance	6,505,830	1,306,605

Deferred income tax liabilities:
Tangible assets	(3,208,381)	-
Intangible assets	(3,297,449)	(1,306,605)
Total deferred income tax liabilities	(6,505,830)	(1,306,605)

Net deferred income tax assets and liabilities	$-	$-

The Company has assessed the realizability of the net deferred tax assets by considering the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative tax loss incurred by the Company over the three year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company has recorded a full valuation allowance against the net deferred tax assets.

As at December 31, 2023, a valuation allowance has been taken against the net deferred tax assets of $45,273,417 (December 31, 2022 – $16,650,521).

Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

As at December 31, 2023, the Company has US federal and state net loss carryforwards of $78,563,194 (December 31, 2022 – $47,341,455) and Canadian federal and provincial non-capital loss carryforwards of $107,580,614 (December 31, 2022 – $25,468,713). The US federal losses can be carried forward indefinitely, generally, the state losses can be carried forward 20 years. The Canadian non-capital loss carry forwards expire between 2039 and 2043.

2039	$85,753
2041	4,595,332
2042	21,012,477
2043	81,887,052
Indefinite	78,563,194

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

10.	Income Taxes (Continued)

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

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. The Company has accumulated loss carryforwards each year since inception in both the US and Canada which are open to audit examination until such time that the year in which they are utilized becomes statute barred. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the effects of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not the uncertain tax positions will be sustained.  As of December 31, 2023, the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheet. During the year ended December 31, 2023, the Company did not record any interest and penalties in the consolidated statement of operations.

11.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of December 31, 2023, an amount of $500,000 related to these expenses was recorded in other liability (2022 – $500,000).

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

12.	Qualifying Transaction

On December 1, 2021, Legacy Rumble entered into the Business Combination Agreement, which among other things, provided for the exchange of all of the issued and outstanding shares of Legacy Rumble for the shares of Class A Common Stock and Class C Common Stock and exchangeable shares in a wholly-owned subsidiary of CFVI, subject to adjustments and payable in accordance with the terms of the Business Combination Agreement.

On September 16, 2022 (the “Closing Date”), pursuant to the terms of the Business Combination Agreement, Legacy Rumble and CFVI announced the completion of a transaction whereby CFVI was renamed Rumble Inc and Legacy Rumble was renamed Rumble Canada Inc. References herein to “CFVI” and “Legacy Rumble” are to CFVI and Rumble Inc, respectively, prior to the consummation of the Qualifying Transaction, and references to the “Company” or “Rumble” are to Rumble Inc following consummation of the Qualifying Transaction.

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

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

12.	Qualifying Transaction (Continued)

In addition, under the Business Combination Agreement:

●	All outstanding options to purchase shares of Legacy Rumble capital stock were exchanged for options (“Exchanged Company Options”) to purchase (a) a number of shares of Class A Common Stock (“Base Option Shares”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Rumble capital stock subject to such options and (ii) the Option Exchange Ratio (as defined below), and (b) a fraction of a share of Class A Common Stock with respect to each Base Option Share equal to the Option Earnout Fraction (as defined below) (such fractional shares, “Tandem Option Earnout Shares”). The aggregate purchase price per Base Option Share together with the related fraction of the Tandem Option Earnout Share equals (i) the exercise price of such Legacy Rumble stock options divided by (ii) the Option Exchange Ratio (rounded up to the nearest whole cent); and

●	The outstanding warrant to purchase shares of Legacy Rumble capital stock was exchanged for a number of shares of Class A Common Stock equal to the product (rounded down to the nearest whole number) of the number of shares of Rumble capital stock subject to the warrant and the Company Exchange Ratio. This resulted in the issuance of 14,153,048 shares of Class A Common Stock of the Company for a par value of $731,281.

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

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

12.	Qualifying Transaction (Continued)

The Company also issued, as of the date of the closing of the Qualifying Transaction, 1,875,000 shares of Class A Common Stock (par value $188) in connection with the forward purchase contract.

Further, upon the closing of the Qualifying Transaction, the Company consummated a private investment in public equity (“PIPE”) via the issuance of 8,300,000 shares of Class A Common Stock (par value $0.0001 per share) for aggregate proceeds of $83,000,000.

While CFVI was the legal acquirer of Legacy Rumble, Legacy Rumble was identified as the acquirer for accounting purposes. The Qualifying Transaction is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CFVI is treated as the acquired company for financial reporting purposes and Legacy Rumble is treated as the acquiror. This determination is primarily based on the facts that subsequent to the Qualifying Transaction, the Legacy Rumble shareholders hold a majority of the voting rights in the combined company (Rumble or the Company), Legacy Rumble will collectively hold voting power giving them the right to appoint the majority of the directors in Rumble, Legacy Rumble comprises all of the ongoing operations of the combined company, Legacy Rumble comprises all of the senior management of the combined company, and Legacy Rumble is significantly larger than CFVI in terms of revenue, total assets (excluding cash) and employees. Accordingly, for accounting purposes, the Qualifying Transaction was treated as the equivalent of Legacy Rumble issuing shares for the net assets of CFVI, accompanied by a recapitalization.

The net assets of CFVI were stated at historical costs. No goodwill or other intangible assets were recorded. Operations prior to the Qualifying Transaction are those of Legacy Rumble.

In connection with the Qualifying Transaction, the Company received $399,807,596 in gross proceeds.

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

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

12.	Qualifying Transaction (Continued)

Details of the Qualifying Transaction are summarized as follows:

Fair value of shares issued by Rumble	$353,039,304

Net assets acquired:
Cash	$300,797,018
Prepaid expenses	221,016
Accounts payable, accruals, and other liabilities	(256,095)
Warrant liability	(29,625,500)
FPA liability	(8,362,419)
262,774,020

PIPE escrow proceeds	83,000,000
Sponsor FPA proceeds	15,000,000
Class D Common Stock proceeds	1,000,000
Shares repurchase of Class C Common Stock	(11,000,000)
$350,774,020

Excess fair value over net assets acquired – listing fee	$2,265,284

The excess fair value over net assets acquired was recorded as a reduction to additional paid-in capital. Additionally, the Company incurred transaction costs of $54,091,750, consisting of banking, legal, and other professional fees. The transaction costs were recorded as a reduction to additional paid-in capital in accordance with Staff Accounting Bulletin Topic 5.A.

During the year ended December 31, 2022, there was a change in ownership structure of the subsidiaries within the Company. Rumble Inc purchased Locals Technology Inc. and Rumble USA Inc. from Rumble Canada Inc on October 19, 2022 and December 31, 2022, respectively. There is no change in the group structure of the Company due to this change in ownership.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

13.	Shareholders’ Equity

The Company is authorized to issue 1,000,000,000 shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The following shares of common stock are issued and outstanding at:

	2023		2022
	Number	Amount	Number	Amount

Class A Common Stock	114,926,700	741,410	111,467,763	$741,013
Class C Common Stock	165,353,621	16,535	167,662,214	16,766
Class D Common Stock	105,782,403	10,578	105,782,403	10,578

Balance	386,062,724	768,523	384,912,380	$768,357

Class A Common Stock

Authorized

The Company is authorized to issue 700,000,000 shares with a par value of $0.0001 per share.

Issued and outstanding

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

Number of Class A Common Stock

Balance December 31, 2022	111,467,763
Issuance of Class A Common Stock in connection with Callin acquisition	981,243
Issuance of Class A Common Stock upon vesting of stock awards, net share settlement on restricted stock units	195,832
Issuance of Class A Common Stock in exchange for Class C Common Shares	2,308,593
Holdback of Class A Common Stock for the repayment of domain name loan in connection with the acquisition of Locals Technology Inc.	(26,731)
Balance December 31, 2023	114,926,700

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

13.	Shareholders’ Equity (Continued)

Class A Common Stock (Continued)

Former holders of the Legacy Rumble’s common shares are eligible to receive up to an aggregate of 105,000,000 additional shares of the Company’s Class A Common Stock, of which 76,412,604 shares are currently held in escrow and 28,587,396 shares will be issued when the contingency is met. Similarly, the Sponsor’s common shares are eligible to receive up to an aggregate of 1,973,750 additional shares of the Company’s Class A Common Stock and will be issued when the contingency is met. The holders are eligible to the shares if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term will expire September 16, 2027. If there is a change in control prior to September 16, 2027 resulting in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the holders.

Number of Class A Common Stock

Balance December 31, 2021	-
Issuance of Class A Common Stock in exchange for Legacy Rumble Class A and B common shares	48,970,404
Issuance of Class A Common Stock in exchange for Legacy Rumble warrants	14,153,048
Issuance of Class A and B Common Stock in connection with the Qualifying Transaction	10,875,000
Issuance of Class A Common Stock in exchange for CFVI Class B common shares	7,500,000
Issuance of Class A Common Stock in connection with public shares	29,969,311
Balance December 31, 2022	111,467,763

On September 16, 2022, in connection with the Qualifying Transaction, the following transactions occurred with regards to Class A Common Stock:

●	All Legacy Rumble shares and warrants held by Non-Electing Shareholders were exchanged for 48,970,404 and 14,153,048 shares of Class A Common Stock, respectively.

●	CFVI Units in connection with the CFVI Placement Units and FPA were exchanged for 700,000 and 1,875,000 shares of Class A Common Stock, respectively.

●	The Company issued 8,300,000 Class A Common Stock through the PIPE.

●	CFVI Class B Common Stock were exchanged for 7,500,000 shares of Class A Common Stock.

●	CFVI Units in connection with the Offering were exchanged for 29,969,311 shares of Class A Common Stock.

Class C Common Stock

Authorized

The Company is authorized to issue 170,000,000 shares with a par value of $0.0001 per share.

Issued and outstanding

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

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

13.	Shareholders’ Equity (Continued)

Class C Common Stock (Continued)

Number of Class C Common Stock

Balance December 31, 2022	167,662,214
Issuance of Class A Common Stock in exchange for Class C Common Shares	(2,308,593)
Balance December 31, 2023	165,353,621

During the year ended December 31, 2023, Electing Shareholders exchanged (on a 1-for-1 basis) their ExchangeCo Shares for shares of Class A Common Stock. In connection with the exchange, an equivalent number of Class C Common Stock held by the Electing Shareholders was cancelled.

Number of Class C Common Stock

Balance December 31, 2021	-
Issuance of C Common Stock in exchange for Legacy Rumble Class A and B common shares	168,762,214
Repurchase of Class C Common Stock in the Key Individual Subscription Agreement	(1,100,000)
Balance December 31, 2022	167,662,214

On September 16, 2022, in connection with the Qualifying Transaction, the following transactions occurred with regards to Class C Common Stock:

●	All issued and outstanding Legacy Rumble shares (including Legacy Rumble warrants) held by Electing Shareholders were exchanged for 168,762,214 shares of Class C Common Stock using the Company Exchange Ratio of 24.5713:1.0000 pursuant to the Business Combination Agreement.

●	Concurrently with the Qualifying Transaction on September 16, 2022, the Company entered into a share repurchase agreement with Mr. Pavlovski. Upon closing of the Qualifying Transaction, the Company repurchased shares of 1,100,000 Class C Common Stock for a total purchase price of $11,000,000. Of the $11,000,000 of proceeds, Mr. Pavlovski reinvested $1,000,000 to pay the purchase price for the Company’s Class D Common Stock.

Class D Common Stock

Authorized

The Company is authorized to issue 110,000,000 shares with a par value of $0.0001 per share.

Issued and outstanding

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

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

13.	Shareholders’ Equity (Continued)

Class D Common Stock (Continued)

Number of Class D Common Stock

Balance December 31, 2021	-
Issuance of Class D Common Stock in the Key Individual Subscription Agreement	105,782,403
Balance December 31, 2022 and 2023	105,782,403

For an aggregate price of $1,000,000, upon closing of the Qualifying Transaction, the Company issued and sold to Mr. Pavlovski 105,782,403 shares of the Company’s Class D Common Stock.

14.	Share-Based Compensation Expense

The Company’s stock award plans consist of:

Rumble Inc. Amended and Restated Stock Option Plan

The Company maintains a long-term incentive plan, the Rumble Inc. Amended and Restated Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan continues to govern the terms and conditions of the outstanding awards previously granted under the Stock Option Plan, and all options to purchase Rumble Class A common shares or Rumble Class B common shares which were converted into options to purchase shares of Class A Common Stock in connection with the Business Combination.

As of December 31, 2023, there were 58,165,382 shares of Class A Common Stock reserved for future issuance under the Stock Option Plan

Rumble Inc. 2022 Stock Incentive Plan

The Rumble Inc. 2022 Stock Incentive Plan (the “Stock Incentive Plan”) was approved by the board of directors and the stockholders of the Company, and became effective, on September 16, 2022. The Company initially reserved 27,121,733 shares of Common Stock for issuance under the Stock Incentive Plan, subject to a ten-year an evergreen feature.

As of December 31, 2023, there were 31,655,077 shares of Class A Common Stock reserved for future issuance under the Stock Incentive Plan

Share-based compensation expenses are summarized as follows:

	2023	2022

Restricted stock units	$8,463,373	$1,713,277
Stock options	5,193,301	220,126
Rights to contingent consideration	2,478,040	-
	$16,134,714	$1,933,403

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

14.	Share-Based Compensation Expense (Continued)

Restricted Stock Units

The following table reflects the continuity of unvested restricted stock units (“RSUs”) transactions:

	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,548,098	$11.62
Granted	646,433	8.51
Vested	(551,522)	11.21
Forfeited	(11,671)	9.01
Outstanding, December 31, 2023	1,631,338	$10.55

The total unrecognized compensation cost for the RSUs issued is $12,613,413 which is expected to be recognized over a weighted-average period of 1.63 years.

The following table reflects additional information related to RSUs activity:

	2023	2022
Grant date fair value of RSUs	$22,916,836	$17,993,839

Stock Options

The fair value of the options was determined using either a Black-Scholes option pricing model or a Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The following table reflects the assumptions made:

	2023	2022
Share price	$2.68-$9.23	$9.44-$11.13
Exercise price	$4.63-$10.36	$10.60-$12.49
Risk-free interest rate	3.42%-4.94%	3.72%
Volatility	88%-97%	95%
Expected life	4-10 years	10 years
Dividend rate	0.00%	0.00%

The Company estimated the volatility by reference to comparable companies that are publicly traded.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

14.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

The following table reflects the continuity of stock option transactions:

	Service Conditions
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	58,607,457	$0.22
Granted	6,446,585	5.70
Forfeited	(49,203)	8.31
Outstanding, December 31, 2023	65,004,839	$0.50	15.31

Vested and exercisable, December 31, 2023	58,137,272	$0.10	15.31

	Performance Conditions
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)
Outstanding, December 31, 2022	-	$-
Granted	358,249	9.42
Forfeited	-	-
Outstanding, December 31, 2023	358,249	$9.42	9.30

Vested and exercisable, December 31, 2023	-	-	9.30

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of December 31, 2023, the aggregate intrinsic value of options outstanding was $255,088,661 and the aggregate intrinsic value of the options vested and exercisable was $254,992,826.

The total unrecognized compensation cost for options with a service only condition and options with a performance condition as of December 31, 2023 was $24,586,179 and $3,000,000, respectively. For the options with a service only condition, the cost is expected to be recognized over a weighted average period of 1.72 years.

As of December 31, 2023, the Company has 2,592,616 stock options outstanding included within the service condition awards that have market based vesting conditions if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

14.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

As of December 31, 2023, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the consolidated statement of operations.

The weighted average grant date fair value of the outstanding options with a service only condition and options with a performance condition as of December 31, 2023 was $1.11 and $8.37, respectively.

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

During the year ended December 31, 2023, share-based compensation expense of $2,478,040 was recognized in the consolidated statement of operations related to the rights to contingent consideration (2022 – $nil).

As of December 31, 2023, there was $2,169,365 and $1,240,239 of total unrecognized compensation cost related to rights with a service only condition, and rights with a performance condition, respectively. That cost is expected to be recognized over a weighted average period of 1.20 and 1.33 years, respectively.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

15.	Loss per Share

Basic loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of Class A and Class C Common Stock issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the year ended December 31, 2023, and 2022. Shares of Class D Common Stock do not share in earnings and not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

16.	Commitments and Contingencies

Commitments

The Company has non-cancelable contractual commitments of approximately $113 million as of December 31, 2023, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over three years commencing in 2024.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of December 31, 2023 and 2022, there were no material indemnification claims that were probable or reasonably possible.

As of December 31, 2023, Rumble had received notification of several claims: 1) a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million; 2) a patent infringement lawsuit against the Company, which later settled without any payment to the plaintiff; and 3) two putative class action lawsuits alleging violations of the Video Privacy Protection Act, one of which was dismissed voluntarily, the other of which was dismissed by a federal district court, then voluntarily dismissed on appeal without any exchange of consideration.

The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

17.	Fair Value Measurements

The following table summarizes the liabilities measured at fair value on a recurring basis:

	2023
	Level 1	Level 2	Level 3
	Warrant Liability	Marketable Securities	Contingent Consideration
December 31, 2022	$10,062,500	$1,100,000	$-
Recognized in the Callin acquisition	-	-	3,491,741
Change in fair value	(2,365,895)	35,200	(1,922,381)
December 31, 2023	$7,696,605	$1,135,200	$1,569,360

	2022
	Level 1	Level 2	Level 3
	Warrant Liability	Marketable Securities	Contingent Consideration
December 31, 2021	$-	$-	$-
Issued term deposits	-	1,100,000	-
Issued in the Qualifying Transaction	31,073,000	-	-
Change in fair value	(21,010,500)	-	-
December 31, 2022	$10,062,500	$1,100,000	$-

Warrant liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of December 31, 2023, the number of warrants outstanding and weighted-average exercise price were 8,050,000 warrants and $11.50, respectively (December 31, 2022 – 8,050,000 and $11.50). The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

Contingent consideration

The contingent consideration liability arose during the year from the Callin acquisition, refer to Note 3 for additional details. The decrease in fair value during the year is attributable to changes in the Company’s stock price.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the years ended December 31, 2023 and 2022

18.	Credit and Concentration Risks

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

The Company’s cash, cash equivalents, and marketable securities are held in reputable banks in its country of domicile and management believes the risk of loss to be remote. We maintain cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation and the Canada Deposit Insurance Corporation.

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the year ended December 31, 2023, one customer accounted for $36,973,000 or 46% of revenue (2022 – $17,686,000 or 45%). As of December 31, 2023, one customer accounted for 35% of accounts receivable (2022 – 66%), which has been collected in the month of January 2024.

19.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $13,008,425 for the year ended December 31, 2023 (2022 – $7,060,916), of which the Company paid share-based compensation to key management amounting to $8,046,363 (2022 – $1,569,754).

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Mr. Pavlovski and Mr. Milnes, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $2,849,600 during the year ended December 31, 2023 (2022 – $1,692,960).

As of October 25, 2021, the Company was owed $390,000 from related parties pursuant to a loan carrying an interest rate of 0.19% per annum. The loan was originally incurred in connection with the purchase of a Company subsidiary’s domain name. During the year ended December 31, 2023, the outstanding loan was repaid in full through the holdback and surrender of 26,731 shares of Class A Common Stock which the borrower was otherwise entitled to receive.

There were no other related party transactions during these periods.

Rumble Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

For the years ended December 31, 2023 and December 31, 2022

20.	Segment Information

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

The following presents the revenue by geographic region:

	2023	2022

United States	$74,439,470	$37,412,270
Canada	1,042,983	502,221
Other	5,480,998	1,469,793

	$80,963,451	$39,384,284

The Company tracks assets by physical location. Long-lived assets consists of property and equipment, net, and are shown below:

	2023	2022

United States	$19,334,231	$8,401,351
Canada	355,756	442,881
	$19,689,987	$8,844,232

21.	Subsequent Events

In accordance with ASC 855, the Company’s management reviewed all material events through March 27th, 2024, and there were no material subsequent events other than those disclosed above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act, as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

As required by Rule 13a-15(c) under the Exchange Act, the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an “emerging growth company” under the JOBS Act.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified the contracts, instructions or written plans for the purchase or sale of Rumble securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Action Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Number of Shares of Class A Common Stock to be Sold	Expiration Date
Brandon Alexandroff, Chief Financial Officer	Adoption	December 15, 2023	X		900,000	November 22, 2024
Wojciech Hlibowicki, Chief Technology Officer	Adoption	December 17, 2023	X		400,000	November 1, 2024
Claudio Ramolo, Chief Content Officer	Adoption	December 16, 2023	X		300,000	December 2, 2024
Robert Arsov, Director	Adoption	November 17, 2023	X		1,000,000	December 5, 2024

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements under Item 8. Consolidated Financial Statements and Supplementary Data

	Reports of Independent Registered Public Accounting Firm (Moss Adams LLP, Seattle, Washington, PCAOB ID: 659)	F-2
	Reports of Independent Registered Public Accounting Firm (MNP LLP, PCAOB ID: 1930)	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Balance Sheets	F-5
	Consolidated Statements of Shareholders’ Equity	F-6
	Consolidated Statements of Cash Flows	F-7
	Notes to the Consolidated Financial Statements	F-8

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the Financial Statements.

(3)	Exhibits	52

Reference is made to the separate Index to Exhibits contained on pages 52 through 54 filed herewith.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

2.1	Business Combination Agreement, dated as of December 1, 2021, by and between CF Acquisition Corp. VI and Rumble Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed on August 12, 2022).
2.2	Amendment to Business Combination Agreement, by and between CF Acquisition Corp. VI and Rumble Inc. dated August 24, 2022 (incorporated by reference to Exhibit 2.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on August 24, 2022).
2.3	Plan of Arrangement, dated September 16, 2022 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.1	Second Amended and Restated Certificate of Incorporation of Rumble Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
3.2	Amended and Restated Bylaws of Rumble Inc.(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.3	Articles of Incorporation of ExchangeCo, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.4	By-Law No. 1 of ExchangeCo (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.5	Provisions Attaching to ExchangeCo Shares (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
4.1	Warrant Agreement dated February 18, 2021, by and between Continental Stock Transfer & Trust Company, as warrant agent and CF Acquisition Corp. VI (incorporated by reference to Exhibit 4.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on February 24, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to CF Acquisition Corp. VI’s Registration Statement on Form S-1/A filed on February 3, 2021).
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated September 16, 2022, by and among the Company, Computershare Inc., Computershare Trust Company, N.A., and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.1	Exchange and Support Agreement, dated September 16, 2022, by and among the Company, ExchangeCo, CallCo and the shareholders of ExchangeCo who hold ExchangeCo Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.2	Subscription Agreement, dated September 16, 2022, by and between CF Acquisition Corp. VI and Christopher Pavlovski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.3	Sponsor Support Agreement dated December 1, 2021, by and among CF Acquisition Corp. VI, CFAC Holdings VI, LLC and Rumble Inc. (incorporated by reference to Annex E to the Proxy Statement/Prospectus filed on August 12, 2022).
10.4	Form of Lock-Up Agreement, by and among CF Acquisition Corp. VI, Rumble Inc. and the holders party thereto (incorporated by reference to Annex H to the Proxy Statement/Prospectus filed on August 12, 2022).
10.5+	Rumble Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 14, 2022).
10.6+	Form of Restricted Stock Unit Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Executives) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.7+	Form of Restricted Stock Unit Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Directors) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.8+	Form of Option Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Executives) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.9+	Rumble Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.10+	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Time-Based Vesting) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.11+	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Cliff Vesting) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.12+	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Fully Vested) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.13+	Restricted Stock Grant Notice and Agreement by and between Rumble In. and Assaf Lev, dated as of November 24, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.14	Share Repurchase Agreement dated December 1, 2021, by and between CF Acquisition Corp. VI and Christopher Pavlovski (incorporated by reference to Exhibit 10.4 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on December 2, 2021).
10.15+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.16	Amended and Restated Registration Rights Agreement, dated September 16, 2022, by and among the Company, Sponsor and the other parties named therein (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.17	Google AdSense Online Terms of Service (incorporated by reference to Exhibit 10.8 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 12, 2022).
10.18	LockerDome, Inc. (now known as Decide) Order Form dated September 24, 2021 (incorporated by reference to Exhibit 10.9 to CF Acquisition Corp. VI’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 15, 2022).

10.19	Amended and Restated Business Cooperation Agreement, dated as of January 16, 2022 and effective as of December 31, 2021, by and between Cosmic Inc. and Rumble Inc. (incorporated by reference to Exhibit 10.9 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 13, 2022).
10.20	Amended and Restated Business Cooperation Agreement, dated as of January 16, 2022 and effective as of December 31, 2021, by and between Kosmik Development Skopje doo and Rumble Inc. (incorporated by reference to Exhibit 10.10 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 13, 2022).
10.21+	Letter Agreement, dated November 4, 2021, by and between Rumble USA Inc. and Michael Ellis (incorporated by reference to Exhibit 10.11 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.22+	Letter Agreement, dated July 26, 2021, by and between Rumble USA Inc. and Tyler Hughes (incorporated by reference to Exhibit 10.12 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.23+	Form of Restricted Class Common Share Ownership Agreement (incorporated by reference to Exhibit 10.13 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.24+	Employment Agreement by and between Rumble Inc. and Christopher Pavlovski, effective as of September 16, 2022 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.25	Forward Purchase Contract dated February 18, 2021, by and between CF Acquisition Corp. VI and CFAC Holdings VI, LLC (incorporated by reference to Exhibit 10.8 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on February 24, 2021).
10.26+	Letter Agreement, dated as of September 16, 2022 by and between Christopher Pavlovski and Rumble Inc. amending Mr. Pavlovski’s employment agreement with Rumble Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.27+	Restricted Stock Unit Grant Notice and Agreement by and between Rumble Inc. and Christopher Pavlovski, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.28	Form of Class A Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on December 2, 2021).
10.29	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Michael Ellis (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2022)
10.30	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Brandon Alexandroff. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 21, 2022).
10.31	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Tyler Hughes. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 21, 2022).
14.1	Rumble Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Moss Adams LLP.
23.2*	Consent of MNP LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Rumble Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Indicates a management or compensatory plan.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

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

Name	Position	Date

/s/ Chris Pavlovski	Chief Executive Officer and Chairman	March 27, 2024
Chris Pavlovski	(principal executive officer)

/s/ Brandon Alexandroff	Chief Financial Officer	March 27, 2024
Brandon Alexandroff	(principal financial officer and principal accounting officer)

/s/ Nancy Armstrong	Director	March 27, 2024
Nancy Armstrong

/s/ Robert Arsov	Director	March 27, 2024
Robert Arsov

/s/ Paul Cappuccio	Director	March 27, 2024
Paul Cappuccio

/s/ Ethan Fallang	Director	March 27, 2024
Ethan Fallang

/s/ Ryan Milnes	Director	March 27, 2024
Ryan Milnes

/s/ David Sacks	Director	March 27, 2024
David Sacks