Form 10-Q
period 2024-03-31
Rumble Inc.
filed 2024-05-14
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had issued and outstanding (i) 116,936,025 shares of Class A common stock, par value $0.0001 per share, (ii) 165,153,628 shares of Class C common stock, par value $0.0001 per share, and (iii) 105,782,403 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and we may not be able to achieve or maintain profitability;

●	risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	Rumble Cloud, our recently launched cloud business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute to some amount of overstatement of our performance indicators, including reporting of MAU’s by Google;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	we may be adversely impacted by other economic, business, and/or competitive factors;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Quarterly Report and in other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”), including the risk factors described under the caption “Risk Factors” in our annual Report on Form 10-K for the year ended December 31, 2023.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three months ended March 31, 2024 and 2023

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three months ended March 31, 2024 and 2023

Contents
Condensed Consolidated Interim Financial Statements
Condensed Consolidated Interim Statements of Operations	3
Condensed Consolidated Interim Balance Sheets	4
Condensed Consolidated Interim Statements of Shareholders' Equity	5
Condensed Consolidated Interim Statements of Cash Flows	6
Notes to the Condensed Consolidated Interim Financial Statements	7-20

Rumble Inc.

Condensed Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31,	2024	2023

Revenues	$17,733,456	$17,615,375

Expenses
Cost of services (content, hosting and other)	$31,828,354	$26,014,365
General and administrative	9,322,379	8,595,096
Research and development	4,527,792	2,617,659
Sales and marketing	3,296,742	3,335,565
Amortization and depreciation	2,426,142	681,074
Changes in fair value of contingent consideration	1,336,589	-

Total expenses	52,737,998	41,243,759

Loss from operations	(35,004,542)	(23,628,384)
Interest income	2,521,952	3,307,927
Other expense	(69,708)	(15,906)
Changes in fair value of warrant liability	(10,737,895)	(8,331,750)

Loss before income taxes	(43,290,193)	(28,668,113)
Income tax recovery	153	-

Net loss	$(43,290,040)	$(28,668,113)

Loss per share – basic and diluted	$(0.21)	$(0.14)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	201,904,263	202,717,669

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$388,910	$509,075
General and administrative	3,975,871	1,694,551
Research and development	270,872	67,098
Sales and marketing	127,241	38,486

Total share-based compensation expense	4,762,894	2,309,210

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2024	December 31, 2023

Assets

Current assets
Cash and cash equivalents	$182,699,695	$218,338,658
Marketable securities	1,135,200	1,135,200
Accounts receivable	5,986,320	5,440,447
Prepaid expenses and other	15,471,149	13,090,072
	205,292,364	238,004,377

Other non-current assets	1,879,819	1,626,802
Property and equipment, net	18,995,562	19,689,987
Right-of-use assets, net	2,782,685	2,473,903
Intangible assets, net	23,400,743	23,262,428
Goodwill	10,655,391	10,655,391
	$263,006,564	$295,712,888

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$20,550,598	$24,713,203
Deferred revenue	7,014,763	7,003,891
Lease liabilities	1,227,589	975,844
Contingent consideration	1,635,974	863,643
	30,428,924	33,556,581

Lease liabilities, long-term	1,677,058	1,630,837
Contingent consideration, net of current portion	1,269,975	705,717
Warrant liability	18,434,500	7,696,605
Other liability	500,000	500,000
	52,310,457	44,089,740
Commitments and contingencies (Note 13)

Shareholders' equity
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 115,126,700 and 114,926,700 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively; 170,000,000 Class C authorized, 165,153,621 and 165,353,621 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively; 110,000,000 Class D authorized, 105,782,403 and 105,782,403 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively)	768,523	768,523
Accumulated deficit	(188,493,203)	(145,203,163)
Additional paid-in capital	398,420,787	396,057,788
	210,696,107	251,623,148
	$263,006,564	$295,712,888

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders Equity

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024
	Number of Common Stock						Additional Paid-in	Accumulated
	Class A	Class C	Class D	Class A	Class C	Class D	Capital	Deficit	Total
Balance December 31, 2023	114,926,700	165,353,621	105,782,403	$741,410	$16,535	$10,578	$396,057,788	$(145,203,163)	$251,623,148
Issuance of Class A Common Stock in exchange for Class C Common Stock	200,000	(200,000)	-	20	(20)	-	-	-	-
Share-based compensation	-	-	-	-	-	-	2,362,999	-	2,362,999
Loss for the period	-	-	-	-	-	-	-	(43,290,040)	(43,290,040)
Balance March 31. 2024	115,126,700	165,153,621	105,782,403	$741,430	$16,515	$10,578	$398,420,787	$(188,493,203)	$210,696,107

For the three months ended March 31, 2023
	Number of Common Stock						Additional Paid-in	Accumulated
	Class A	Class C	Class D	Class A	Class C	Class D	Capital	Deficit	Total
Balance December 31, 2022	111,467,763	167,662,214	105,782,403	$741,013	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779
Share-based compensation	-	-	-	-	-	-	2,309,210	-	2,309,210
Loss for the period	-	-	-	-	-	-	-	(28,668,113)	(28,668,113)
Balance March 31. 2023	111,467,763	167,662,214	105,782,403	$741,013	$16,766	$10,578	$369,958,333	$(57,450,814)	$313,275,876

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31,	2024	2023
Cash flows provided by (used in)

Operating activities
Net loss for the period	$(43,290,040)	$(28,668,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,426,142	681,074
Share-based compensation	4,762,894	2,309,210
Non-cash interest expense	51,888	7,459
Amortization on right-of-use assets	270,625	145,359
Change in fair value of warrants	10,737,895	8,331,750
Change in fair value of contingent consideration	1,336,589	-

Changes in operating assets and liabilities:
Accounts receivable	(545,873)	(763,356)
Prepaid expenses and other	(2,662,371)	2,273,291
Accounts payable and accrued liabilities	(6,650,105)	3,263,004
Deferred revenue	10,872	2,595,644
Operating lease liabilities	(305,051)	(154,323)
Net cash used in operating activities	(33,856,535)	(9,979,001)

Investing activities
Purchase of property and equipment	(426,692)	(1,841,205)
Purchase of intangible assets	(1,355,736)	(144,431)
Net cash used in investing activities	(1,782,428)	(1,985,636)

Decrease in cash and cash equivalents during the period	(35,638,963)	(11,964,637)

Cash and cash equivalents, beginning of period	218,338,658	337,169,279
Cash and cash equivalents, end of period	$182,699,695	$325,204,642

Supplemental cash flow information:
Cash paid for lease liabilities	$305,051	$158,067

Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	253,862	435,388
Recognition of operating right-of-use assets in exchange for operating lease liabilities	579,407	-
Share-based compensation capitalized related to intangible assets	87,604	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

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

Rumble Inc. (“Rumble” or the “Company”) is a high growth, video sharing platform and cloud services provider designed to help content creators manage, distribute, and monetize their content by connecting them with brands, publishers, and directly to their subscribers and followers. The Company’s registered office is located at 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. The Company’s shares of Class A common stock and warrants are traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “RUM” and “RUMBW”, respectively.

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

These financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2023 (“Annual Financial Statements”). These financial statements have been prepared using the same accounting policies that were described in Note 2 to the Annual Financial Statements.

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

2.	Summary of Significant Accounting Policies

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

For the three months ended March 31, 2024 and 2023

3.	Acquisitions (Continued)

Acquisition of Callin Corp. (Continued)

Under the terms of the acquisition agreement, the Company is required to issue upfront share consideration of 981,243 shares of Class A Common Stock to the preferred shareholders and SAFE note holders of Callin, of which 963,337 shares had been issued as of March 31, 2024. The fair value of the Company’s Class A Common Stock on the acquisition date was $9.99 per share. In addition, the Company issued rights to four payments each consisting of 375,000 contingently issuable shares of Class A Common Stock to the common shareholders, series FF preferred shareholders, option holders and continuing employees of Callin contingent on the following conditions being met:

●	Retention payment 1: Services are provided by a selling shareholder for 12 months;

●	Retention payment 2: Services are provided by a selling shareholder for 24 months;

●	Milestone payment 1: Within 12 months, certain feature development and technical performance criteria are achieved, and the acquired technology is integrated into the Company’s existing software; and

●	Milestone payment 2: Within 24 months, certain feature development and technical performance criteria are achieved.

In assessing what is part of the business combination, the Company has determined that because the two retention payments are contingent on a selling shareholder providing services post-combination, the portion of those tranches earned by the party providing services should be reflected in the Company’s financial statements as post-combination expense. In addition, where future services are required by employees in order to earn rights to the contingent consideration, such rights are being accounted for either entirely as post-combination expense or as replacement awards where the rights replace unvested options or restricted series FF preferred shares that were originally granted by Callin. Rights to contingent consideration held by non-accredited investors will be settled in cash at $8.92 per share. For the remainder, the four tranches of contingently issuable shares have been accounted for as contingent consideration.

The following table shows the breakdown of the contingently issuable shares:

Number of Shares
Contingent consideration	903,689
Share-based compensation (Note 11)	596,311
Total contingently issuable shares	1,500,000

The fair value of the contingent consideration has been estimated as follows:

Retention payments 1 and 2

The Company has determined that retention payments 1 and 2 are one unit of account requiring the Company to issue a variable number of shares that is not indexed to the Company’s stock. As a result, the consideration that is contingent on one of the selling shareholder’s providing services has been classified as a liability. The contingent consideration is classified Level 3 in the fair value hierarchy. The key inputs into the fair value determination are the probability of achieving the milestones, which impacts the expected number of shares to be issued, and the share price on the acquisition date. At the acquisition date, management estimated the number of shares to be issued is 349,523. The Company has recognized a change in fair value of this contingent consideration of $1,336,589 due to the change in the Company’s stock price and the probability of each contingency being met for the three months ended March 31, 2024.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

3.	Acquisitions (Continued)

Acquisition of Callin Corp. (Continued)

Milestone payments 1 and 2

The Company has determined that milestone payments 1 and 2 are separate units of account because a fixed number of shares will be issued if each contingency is met, and meeting one contingency is not dependent on the other. The key inputs into the fair value determination are the probability of each contingency being met, and the share price on the acquisition date. As of March 31, 2024, milestone payment 1 was met resulting in 375,000 contingently issuable shares of Class A Common Stock. Subsequent to period end, milestone payment 1 will be settled through the issuance of 288,556 shares of Class A Common Stock and cash of $771,362.

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

4.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended March 31,
	2024	2023
Advertising	$11,277,988	$14,336,450
Other services and cloud	6,455,468	3,278,925
Total revenues	$17,733,456	$17,615,375

The Company recognizes revenue either at a point in time, or over time, depending upon the characteristics of the contract. During the three months ended March 31, 2024, revenue recognized at a point in time compared to over time was $6,513,404 and $11,220,052, respectively. During the three months ended March 31, 2023, revenue recognized at a point in time compared to over time was $5,076,588 and $12,538,787, respectively.

Deferred Revenue

Deferred revenue recorded at March 31, 2024 is expected to be fully recognized by March 31, 2025. The deferred revenue balance as of March 31, 2024 and December 31, 2023 was $7,014,763 and $7,003,891, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

5.	Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents as of March 31, 2024 and December 31, 2023 consist of the following:

		March 31,	December 31,
	Contracted	2024	2023
	Maturity	Balance	Balance
Cash	Demand	$7,147,101	$11,632,839
Treasury bills and money market funds	Demand	175,552,594	206,705,819
		$182,699,695	$218,338,658

Marketable securities consist of term deposits of $1,135,200 and $1,135,200 as at March 31, 2024 and December 31, 2023, respectively. The Company did not have any long-term investments as at March 31, 2024 or December 31, 2023.

As of March 31, 2024, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the Company’s day-to-day business operations (December 31, 2023 – $1,362,500).

6.	Property and Equipment

	March 31, 2024	December 31, 2023
Computer hardware	$22,386,791	$21,969,345
Furniture and fixtures	121,077	121,077
Leasehold improvements	1,921,147	1,911,901
	24,429,015	24,002,323
Accumulated depreciation	(5,433,453)	(4,312,336)
Net carrying value	$18,995,562	$19,689,987

Depreciation expense on property and equipment was $1,121,117 and $530,071 for the three months ended March 31, 2024 and 2023, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. These leases have original lease periods expiring between 2024 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	March 31, 2024		December 31, 2023
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Right-of-use assets	$4,412,591	$(1,629,906)	$3,833,184	$(1,359,281)
Net book value		$2,782,685		$2,473,903

Operating lease costs were $322,513 and $152,818 for the three months ended March 31, 2024 and 2023, respectively, and are included in general and administration expenses in the condensed consolidated interim statements of operations.

As of March 31, 2024, the weighted-average remaining lease term and weighted-average incremental borrowing rate for the operating leases were 2.40 years and 7.71%, respectively (December 31, 2023 – 2.65 years and 7.52%).

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of March 31, 2024.

2024	$1,018,169
2025	1,264,698
2026	801,890
2027	48,863
3,133,620
Less: imputed interest*	228,973
2,904,647

Current portion	$1,227,589
Long-term portion	$1,677,058

*	Imputed interest represents the difference between undiscounted cash flows and cash flows

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

8.	Intangible Assets

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$461,663	$(108,524)	$353,139
Domain name	500,448	(94,359)	406,089
Brand	1,284,000	(312,469)	971,531
Software and technology	21,103,759	(2,665,937)	18,437,822
Internal software development	3,238,654	(281,134)	2,957,520
Assembled workforce	366,188	(91,546)	274,642
	$26,954,712	$(3,553,969)	$23,400,743

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$461,663	$(101,023)	$360,640
Domain name	500,448	(86,019)	414,429
Brand	1,284,000	(280,369)	1,003,631
Software and technology	20,894,389	(1,618,906)	19,275,483
Internal software development	2,004,684	(116,854)	1,887,830
Assembled workforce	366,188	(45,773)	320,415
	$25,511,372	$(2,248,944)	$23,262,428

Amortization expense related to intangible assets was $1,305,025 and 151,003 for the three months ended March 31, 2024 and 2023, respectively.

For intangible assets held as of March 31, 2024, future amortization expense is as follows:

2024	$4,107,120
2025	5,347,279
2026	5,023,302
2027	4,616,107
2028	3,664,483
Thereafter	642,452
$23,400,743

9.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of March 31, 2024, an amount of $500,000 related to these expenses was recorded in other liability (December 31, 2023 – $500,000).

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

10.	Shareholders’ Equity

The Company is authorized to issue 1,000,000,000 shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;
(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;
(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and
(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The following shares of common stock are issued and outstanding at:

	March 31, 2024		December 31, 2023
	Number	Amount	Number	Amount
Class A Common Stock	115,126,700	$741,430	114,926,700	$741,410
Class C Common Stock	165,153,621	16,515	165,353,621	16,535
Class D Common Stock	105,782,403	10,578	105,782,403	10,578

Balance	386,062,724	$768,523	386,062,724	$768,523

Former holders of Legacy Rumble’s common shares are eligible to receive up to an aggregate of 105,000,000 additional shares of the Company’s Class A Common Stock, of which 76,412,604 shares are currently held in escrow and 28,587,396 shares will be issued if and when the contingency is met. Similarly, the Sponsor’s common shares are eligible to receive up to an aggregate of 1,973,750 additional shares of the Company’s Class A Common Stock, which will be issued if and when the contingency is met. The holders are eligible to the shares if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term will expire September 16, 2027. If there is a change in control prior to September 16, 2027 resulting in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the holders.

11.	Share-Based Compensation Expense

The Company’s stock award plans consist of:

Rumble Inc. Amended and Restated Stock Option Plan

The Company maintains a long-term incentive plan, the Rumble Inc. Amended and Restated Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan governs the terms and conditions of the outstanding awards previously granted under the Stock Option Plan, as well as all options to purchase Legacy Rumble Class A common shares or Legacy Rumble Class B common shares which were converted into options to purchase shares of Class A Common Stock in connection with the Business Combination.

As of March 31, 2024, there were 58,165,382 shares of Class A Common Stock reserved for future issuance under the Stock Option Plan.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

11.	Share-Based Compensation Expense (Continued)

Rumble Inc. 2022 Stock Incentive Plan

The Rumble Inc. 2022 Stock Incentive Plan (the “Stock Incentive Plan”) was approved by the board of directors and the stockholders of the Company, and became effective, on September 16, 2022. The Company initially reserved 27,121,733 shares of Common Stock for issuance under the Stock Incentive Plan, subject to a ten-year an evergreen feature.

As of March 31, 2024, there were 36,361,367 shares of Class A Common Stock reserved for future issuance under the Stock Incentive Plan.

Restricted Stock Units

The following table reflects the continuity of unvested restricted stock units (“RSUs”) transactions:

	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	1,631,338	$10.55
Granted	744,681	8.50
Forfeited	(7,022)	7.95
Outstanding, March 31, 2024	2,368,997	$9.91

The total unrecognized compensation cost for the RSUs issued is $15,434,778 which is expected to be recognized over a weighted-average period of 1.21 years.

Stock Options

The following table reflects the continuity of stock option transactions:

	Three months ended March 31, 2024
	Service Conditions		Performance Conditions
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding, beginning of year	65,004,839	$0.50	358,249	$9.42
Forfeited	(5,092,785)	4.76	-	-
Outstanding, end of period	59,912,054	$0.41	358,249	$9.42

Vested and exercisable	58,141,104	$0.14	-	$-

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

11.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of March 31, 2024, the aggregate intrinsic value of options outstanding was $487,203,412 and the aggregate intrinsic value of the options vested and exercisable was $486,756,597.

The total unrecognized compensation cost for options with a service only condition and options with a performance condition as of March 31, 2024 was $10,011,998 and $3,000,000, respectively. For the options with a service only condition, as of March 31, 2024, the cost is expected to be recognized over a weighted average period of 2.43 years.

As of March 31, 2024, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the consolidated statement of operations.

The weighted average grant date fair value of the outstanding options with a service only condition and options with a performance condition as of March 31, 2024 was $0.95 and $8.37, respectively.

Rights to Contingent Consideration

Share-based compensation expense recognized in the condensed consolidated interim statement of operations related to the rights to contingent consideration was $1,723,580 and $nil for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was $1,151,495 and $101,575 of total unrecognized compensation cost related to rights with a service only condition, and rights with a performance condition, respectively. That cost is expected to be recognized over a weighted average period of 0.95 and 1.10 years, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

12.	Loss per Share

Basic loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of Class A and Class C Common Stock issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the three months ended March 31, 2024 and 2023. Shares of Class D Common Stock do not share in earnings and not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

13.	Commitments and Contingencies

Commitments

The Company has non-cancelable contractual commitments of approximately $84 million as of March 31, 2024, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over three years commencing in 2024.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of March 31, 2024, there were no material indemnification claims that were probable or reasonably possible.

As of March 31, 2024, Rumble had received notification of a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million. The Company is defending the claim and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

14.	Fair Value Measurements

The following table summarizes the liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Warrant Liability	Marketable Securities	Contingent Consideration
December 31, 2023	$7,696,605	$1,135,200	$1,569,360
Change in fair value	10,737,895	-	1,336,589
March 31, 2024	$18,434,500	$1,135,200	$2,905,949

Warrant liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of March 31, 2024, the number of warrants outstanding and weighted-average exercise price were 8,050,000 warrants and $11.50, respectively (December 31, 2023 – 8,050,000 and $11.50). The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

Contingent consideration

The contingent consideration liability arose in May 2023 from the Callin acquisition. Refer to Note 3. The increase in fair value during the year is attributable to changes in the Company’s stock price and the increased probability of each contingency being met.

15.	Credit and Concentration Risks

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended March 31, 2024 and 2023, one customer accounted for $2,675,574 and $9,168,526 or 15% and 52% of revenue, respectively. As of March 31, 2024, one customer accounted for 9% of accounts receivable (December 31, 2023– 35%).

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

16.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $3,345,147 and $2,951,232 for the three months ended March 31, 2024 and 2023, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $2,202,232 and $1,673,431, respectively.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Chris Pavlovski, our Chairman and Chief Executive Officer, and Ryan Milnes, a member of our board of directors, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $779,478 and $564,649 during the three months ended March 31, 2024 and 2023, respectively.

There were no other related party transactions during these periods.

17.	Segment Information

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

The following presents the revenue by geographic region:

	For the three months ended March 31,
	2024	2023
United States	$16,958,276	$16,155,288
Canada	182,281	64,512
Other	592,899	1,395,575

	$17,733,456	$17,615,375

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2024 and 2023

17.	Segment Information (Continued)

The Company tracks assets by physical location. Long-lived assets consists of property and equipment, net, and are shown below:

	March 31, 2024	December 31, 2023
United States	$18,673,636	$19,334,231
Canada	321,926	355,756
	$18,995,562	$19,689,987

18.	Subsequent Events

Subsequent to the end of the quarter, milestone 2 was met related to the Callin acquisition described in Note 3. The obligation will be settled by issuing shares and cash.

On May 13, 2024, we filed an antitrust lawsuit against Google in the United States District Court for the Northern District of California related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021.

In accordance with ASC 855, the Company’s management reviewed all material events through May 14, 2024, and there were no material subsequent events other than those disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Rumble Inc.’s (“Rumble” or the “Company”) unaudited condensed consolidated interim financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Overview

We are a high growth video sharing and cloud services provider platform designed to help content creators manage, distribute, and monetize their content by connecting them with brands, publishers, and directly to their subscribers and followers. Our registered office is 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. Our shares of Class A common stock and warrants are traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “RUM” and “RUMBW”, respectively.

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

Refer to Note 2, Summary of Significant Accounting Policies, to the Company’s annual consolidated financial statements for the year ended December 31, 2023 (“Annual Financial Statements”)

Expenses

Expenses primarily include cost of services, general and administrative, research and development, sales and marketing, acquisition-related transaction costs, amortization and depreciation, and changes in fair value of contingent consideration. The most significant component of our expenses on an ongoing basis are programming and content, service provider costs, and staffing-related costs.

We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of expenses will increase in absolute dollar amounts for the foreseeable future.

Cost of Services (Exclusive of Amortization and Depreciation)

Cost of services consists of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to compensation (including share-based compensation) to content providers from whom video and other content are licensed. These costs are paid to these providers based on revenues generated, or in fixed amounts. In certain circumstances, we incur additional costs related to incentivizing top content creators to promote and join our platform; and

●	Other cost of services such as third-party service provider costs, including data center and networking costs, and costs paid to publishers.

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

Other Income (Expense)

Other income (expense) consists of miscellaneous income earned outside of normal company revenue as well as foreign exchange gains and losses on transactions denominated in currencies other than the U.S. dollar.

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

[1]	Google, “[UA→GA4] Comparing Metrics: Google Analytics 4 vs. Universal Analytics, https://support.google.com/analytics/answer/11986666#zippy=%2Cin-this-article (last accessed May 13, 2024) (hereinafter: “Google, Comparing Metrics.”) (providing the technical criteria Google uses to calculate active users).

[2]	Id.

[3]	Id.

MAUs (GA4) represent the total web, mobile app, and connected TV users of Rumble for each month,4 which allows us to measure our total user base calculated from data provided by Google.5 Connected TV users were not counted within MAUs within MAUs (UA) for periods prior to July 1, 2023, and we believe that the number of such users was immaterial in those prior periods. We also believe that fewer than 1 million MAUs in the current period are from connected TV, making them similarly immaterial. Google’s parameters for measuring “active users” appear to exclude many, but not all, users who access content on Rumble through “embedded” videos on domains other than rumble.com, and we are unable to determine the exact number of users who access “embedded” content within our total number of MAUs. In addition, MAUs (GA4) may rely on statistical sampling and may be based on estimates of data that Google is missing “due to factors such as cookie consent.”6

As with our earlier MAU reporting, there is a potential for minor overlap in the resulting data due to users who access Rumble’s content through the web, our mobile apps, and connected TVs in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. Our reported MAUs do not include users of Locals. We also do not separately report the number of users who register for accounts in any given period, which is different from MAUs.

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

MAUs (GA4) were 50 million on average in the first quarter of 2024, a decrease of 25% from the fourth quarter of 2023. We believe that the decrease from the fourth quarter of 2023 is attributable to the fourth quarter’s increased interest in geopolitical events, high profile seasonal sporting events and increased interest in certain Rumble content creators, in each case relative to the first quarter of 2024.

[4]	During the measurement period, Rumble was available on the following connected TV systems: Roku, Android TV, Amazon Fire, LG, and Samsung TVs.
[5]	Google provides additional information on its definition of an “active user,” see Google, Comparing Metrics.
[6]	According to the GA4 dashboard, “[a]s of August 26, 2023, Analytics is estimating data that’s missing due to factors such as cookie consent.

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

Estimated MWPM was 8.6 billion on average in the first quarter of 2024, a decrease of 18% from the fourth quarter of 2023. We believe that the decline from the fourth quarter of 2023 was due to the majority of our bandwidth consumption moving from third-party service providers’ content delivery networks (“CDNs”) to our own proprietary CDN. Based on preliminary testing, our own CDN indicates less bandwidth consumption than one of our service providers’ CDNs for comparable user activity. Because we calculate estimated MWPM by converting bandwidth consumption into minutes watched, consumption measured through our own CDN yields a lower estimated MWPM than when measured through that service provider’s CDN.

Hours of Uploaded Video Per Day

We use the amount of hours of uploaded video per day as a measure of content creation to help us understand the volume of content being created and uploaded to us on a daily basis. Hours of uploaded video per day were 12,429 on average in the first quarter of 2024, representing an increase of 11% from the first quarter of 2023 and a decrease of 1% from the fourth quarter of 2023. As previously disclosed, we believe hours of uploaded video per day have been depressed by YouTube’s decision in the fourth quarter of 2023 to disable the ability of its users to utilize our tool that automatically imports videos from creators’ YouTube channels to their Rumble channels, commonly known as the “YouTube sync” tool. We provided additional information about this issue in a current report on Form 8-K, filed with the SEC on January 16, 2024.

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

Given our focus on monetization of our user base in 2024, we plan to disaggregate our revenue into additional categories later in the year. We also plan to introduce a new key business metric, Average Revenue Per User (“ARPU”), for certain revenue categories later in 2024. We believe this ARPU measurement best reflects the focus of our management team, and, accordingly, over time we intend to phase out the reporting of estimated MWPM and hours of uploaded videos per day.

Results of Operations

The following table sets forth our condensed consolidated interim statements of operations for the three months ended March 31, 2024 and 2023 and the dollar and percentage change between the two periods:

For the three months ended March 31,	2024	2023	Variance ($)	Variance (%)

Revenues	$17,733,456	$17,615,375	$118,081	1%

Expenses
Cost of services (content, hosting and other)	$31,828,354	$26,014,365	$5,813,989	22%
General and administrative	9,322,379	8,595,096	727,283	8%
Research and development	4,527,792	2,617,659	1,910,133	73%
Sales and marketing	3,296,742	3,335,565	(38,823)	(1)%
Amortization and depreciation	2,426,142	681,074	1,745,068	256%
Changes in fair value of contingent consideration	1,336,589	-	1,336,589	*NM
Total expenses	52,737,998	41,243,759	11,494,239	28%
Loss from operations	(35,004,542)	(23,628,384)	(11,376,158)	48%
Interest income	2,521,952	3,307,927	(785,975)	(24)%
Other expense	(69,708)	(15,906)	(53,802)	338%
Change in fair value of warrant liability	(10,737,895)	(8,331,750)	(2,406,145)	29%
Loss before income taxes	(43,290,193)	(28,668,113)	(14,622,080)	51%
Income tax recovery	153	-	153	*NM
Net loss	$(43,290,040)	$(28,668,113)	$(14,621,927)	51%

*	NM- Percentage change not meaningful.

Revenues

Revenues increased by $0.1 million to $17.7 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, of which $3.2 million is attributable to higher other services and cloud, offset by a decrease in advertising revenues of $3.1 million. The increase in revenue from other services and cloud was driven mainly by subscriptions, tipping features, and cloud services offered. The decrease in advertising revenue was due to volatility inherent in a small number of creators and manual processes associated with sponsorship revenues.

Cost of Services

Cost of services increased by $5.8 million to $31.8 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to an increase in programming and content costs of $5.3 million, hosting expenses of $0.1 million, and other service costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million to $9.3 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to an increase in payroll and related expense of $0.1 million and share-based compensation of $2.3 million, offset in part by a $1.7 million decrease in other administrative expenses. The $2.3 million increase in share-based compensation was related to the recognition of contingent shares issued in connection with the Callin acquisition that were accounted for as a post-combination expense as well as the expense of previously and newly granted restricted stock units and stock options for certain employees and executives. The remaining $1.6 million decrease in other administrative expenses was mainly driven by public company-related costs, including accounting, legal, investor relations, insurance, and other administrative services.

Research and Development Expenses

Research and development expenses increased by $1.9 million to $4.5 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to an increase in payroll and related expenses of $1.6 million, as well as a $0.3 million increase in costs related to computer hardware, software, and other expenses used in research and development related activity.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $39.0 thousand to $3.3 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was due to a slight reduction in marketing and public relations activities, offset in part by an increase in payroll and related expenses and consulting services.

Amortization and Depreciation

Amortization and depreciation increased by $1.7 million to $2.4 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to an increase of $0.6 million from depreciation on our property and equipment as we continue to build out our infrastructure as well as an increase in amortization from intangible assets of $1.1 million.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $1.3 million resulting in a loss of $1.3 million for the three months ended March 31, 2024. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and Company’s share price at closing. The loss from the change in fair value of contingent consideration was directly attributable to changes in the Company’s share price since the closing.

Interest Income

Interest income decreased by $0.8 million to $2.5 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was due to the fact that the Company invested less in money market funds, treasury bills, and term deposits.

Other Expense

Other expense increased by $54.0 thousand to $70.0 thousand for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $2.4 million resulting in a loss of $10.7 million in the three months ended March 31, 2024. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Income Tax Recovery

Income tax recovery increased by $153 to $153 in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Since the completion of our Business Combination in September 2022, we have financed operations primarily through cash generated from operating activities and the funds raised from our Business Combination. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of March 31, 2024, our cash, cash equivalents, and marketable securities balance was $183.8 million. Cash, cash equivalents, and marketable securities consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators, including sports leagues. As of March 31, 2024, we had entered into programming and content agreements with a minimum contractual cash commitment of $76 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 36 months, commencing in 2024. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial.

The following table presents a summary of the condensed consolidated interim statement of cash flows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
Net cash provided by (used in):	2024	2023	Variance ($)
Operating activities	$(33,856,535)	$(9,979,001)	$(23,877,534)
Investing activities	(1,782,428)	(1,985,636)	203,208

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 primarily consisted of net loss adjusted for certain non-cash items, including a $12.1 million loss on the change in fair value of warrants and contingent consideration, partially offset by a $4.8 million changes in share-based compensation, $2.7 million changes in amortization and depreciation as well as changes in operating assets and liabilities. The increase in net cash used in operating activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was mostly due to an increase in expenses partially offset by changes in revenue and operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 consisted of $1.8 million in purchases of property, equipment, and intangible assets. The decrease in net cash used in investing activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was mostly due to a decrease in purchases of property, equipment, and intangible assets.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Total revenue	$17,733,456	$20,391,872	$17,982,150	$24,974,054
Net loss	$(43,290,040)	$(29,277,227)	$(29,021,042)	$(29,454,080)

	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Total revenue	$17,615,375	$19,957,025	$10,983,182	$4,399,312
Net loss	$(28,668,113)	$(944,668)	$(1,858,452)	$(4,688,680)

Critical Accounting Policies and Estimates

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

We believe that the following key accounting policies require significant judgments and estimates used in the preparation of our condensed consolidated interim financial statements. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Accordingly, we believe that these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

For further information on the summary of significant accounting policies and the effect on our condensed consolidated interim financial statements, see Note 2, Summary of Significant Accounting Policies, to the Annual Financial Statements.

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

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our Annual Financial Statements for the years ended December 31, 2023 and 2022.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with one customer. For the three months ended March 31, 2024 and 2023, one customer accounted for $2.7 million and $9.2 million or 15% and 52% of our revenue, respectively. As of March 31, 2024 one customer accounted for 9% of our accounts receivable (December 31, 2023 - 35%).

Interest Rate Risk

We are exposed to interest rate risk on our cash, cash equivalents and marketable securities. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $183.8 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

In January 2021, we filed an antitrust lawsuit against Google in the United States District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. The case is currently in discovery, with trial scheduled for May 2025. In addition, on May 13, 2024, we filed a second antitrust lawsuit against Google, also in the United States District Court for the Northern District of California, related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021.

In August 2022, we received notification of a patent infringement lawsuit in the United States District Court for the Middle District of Florida by Interactive Content Engines LLC (“ICE”), a non-practicing entity. We and ICE agreed to settle the lawsuit in March 2024; the terms of the settlement provide for no payment by Rumble to ICE and include a covenant by ICE not to sue any current Rumble entity for patent infringement. The lawsuit was dismissed in April 2024

In October 2022 and December 2023, we received notifications of two putative class action lawsuits alleging violations of the Video Privacy Protection Act (VPPA). In December 2023, the U.S. District Court for the Middle District of Florida dismissed the first VPPA lawsuit based on the forum selection clause in our terms and conditions. Shortly thereafter, the plaintiff in the second VPPA lawsuit voluntarily dismissed his complaint. The plaintiff in the first VPPA lawsuit appealed the district court’s decision to the U.S. Court of Appeals for the Eleventh Circuit; in March 2024, the parties agreed to the voluntary dismissal of the appeal, with each party bearing its own costs and no consideration being exchanged.

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

 In November 2023, we filed a defamation lawsuit in the U.S. District Court for the Middle District of Florida against Nandini Jammi and Claire Atkin, co-founders of an organization that targets news outlets and platforms that do not adhere to their political worldview. The lawsuit seeks actual, presumed, and punitive damages against Jammi and Atkin for their defamatory statements about Rumble, in addition to all costs and fees associated with the case. We have also asked the court to prohibit the defendants from repeating their false statements. Our response to the defendants’ motion to dismiss the case is due on May 31, 2024.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the SEC. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

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

RUMBLE INC.

Date: May 14, 2024		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: May 14, 2024		/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer