Form 10-Q
period 2024-06-30
Rumble Inc.
filed 2024-08-12
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had issued and outstanding (i) 118,077,296 shares of Class A common stock, par value $0.0001 per share, (ii) 165,153,628 shares of Class C common stock, par value $0.0001 per share, and (iii) 105,782,403 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and we may not be able to achieve or maintain profitability;

●	risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	Rumble Cloud, our recently launched cloud business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute to some amount of overstatement of our performance indicators, including reporting of MAUs by Google;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Quarterly Report and in other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”), including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended June 30, 2024 and 2023

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended June 30, 2024 and 2023

Contents
Condensed Consolidated Interim Financial Statements
Condensed Consolidated Interim Statements of Operations	3
Condensed Consolidated Interim Balance Sheets	4
Condensed Consolidated Interim Statements of Shareholders’ Equity	5
Condensed Consolidated Interim Statements of Cash Flows	7
Notes to the Condensed Consolidated Interim Financial Statements	8-22

Rumble Inc.

Condensed Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenues	$22,469,543	$24,974,054	$40,202,999	$42,589,429

Expenses
Cost of services (content, hosting, other)	$35,692,133	$40,849,816	$67,520,487	$66,864,181
General and administrative	10,415,016	9,199,183	19,737,395	17,794,279
Research and development	5,319,230	4,348,760	9,847,022	6,966,419
Sales and marketing	6,274,749	3,697,312	9,571,491	7,032,877
Acquisition-related transaction costs	-	704,202	-	704,202
Amortization and depreciation	3,564,219	1,043,560	5,990,361	1,724,634
Changes in fair value of contingent consideration	17,768	(373,996)	1,354,357	(373,996)

Total expenses	61,283,115	59,468,837	114,021,113	100,712,596

Loss from operations	(38,813,572)	(34,494,783)	(73,818,114)	(58,123,167)
Interest income	2,174,166	3,570,423	4,696,118	6,878,350
Other expense	(3,869)	(2,495)	(73,577)	(18,401)
Changes in fair value of warrant liability	10,014,200	1,489,250	(723,695)	(6,842,500)

Loss before income taxes	(26,629,075)	(29,437,605)	(69,919,268)	(58,105,718)
Income tax expense	(151,625)	(16,475)	(151,472)	(16,475)

Net loss	$(26,780,700)	$(29,454,080)	$(70,070,740)	$(58,122,193)

Loss per share – basic and diluted	$(0.13)	$(0.15)	$(0.35)	$(0.29)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	204,091,819	201,257,144	202,998,041	201,006,921

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$2,538,203	$689,732	$2,927,113	$1,198,807
General and administrative	3,061,516	2,743,507	7,037,387	4,438,058
Research and development	666,468	298,176	937,340	365,274
Sales and marketing	291,194	129,261	418,435	167,747
Total share-based compensation expense	$6,557,381	$3,860,676	$11,320,275	$6,169,886

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets

Current assets
Cash and cash equivalents	$153,103,502	$218,338,658
Marketable securities	1,135,200	1,135,200
Accounts receivable	10,093,581	5,440,447
Prepaid expenses and other	18,888,144	13,090,072
	183,220,427	238,004,377

Other non-current assets	646,089	1,626,802
Property and equipment, net	18,974,584	19,689,987
Right-of-use assets, net	2,503,733	2,473,903
Intangible assets, net	27,197,853	23,262,428
Goodwill	10,655,391	10,655,391
	$243,198,077	$295,712,888

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$24,848,092	$24,713,203
Deferred revenue	13,109,111	7,003,891
Deferred tax liability	1,030,757	-
Lease liabilities	1,229,177	975,844
Contingent consideration	-	863,643
	40,217,137	33,556,581

Lease liabilities, long-term	1,391,530	1,630,837
Contingent consideration, net of current portion	-	705,717
Warrant liability	8,420,300	7,696,605
Other liability	500,000	500,000
	50,528,967	44,089,740
Commitments and contingencies (Note 13)

Shareholders’ equity
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 118,015,270 and 114,926,700 shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively; 170,000,000 Class C authorized, 165,153,621 and 165,353,621shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively; 110,000,000 Class D authorized, 105,782,403 and 105,782,403 shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively)	768,812	768,523
Accumulated deficit	(215,273,903)	(145,203,163)
Additional paid-in capital	407,174,201	396,057,788
	192,669,110	251,623,148
	$243,198,077	$295,712,888

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended June 30, 2024
	Number of Common Stock						Additional Paid-in	Accumulated
	Class A	Class C	Class D	Class A	Class C	Class D	Capital	Deficit	Total
Balance March 31, 2024	115,126,700	165,153,621	105,782,403	$741,430	$16,515	$10,578	$398,420,787	$(188,493,203)	$210,696,107
Issuance of Class A Common Stock in connection with Callin acquisition	845,570	-	-	85	-	-	2,739,184	-	2,739,269
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	2,043,000	-	-	204	-	-	294,577	-	294,781
Net share settlement on restricted stock units	-	-	-	-	-	-	(788,128)	-	(788,128)
Share-based compensation	-	-	-	-	-	-	6,507,781	-	6,507,781
Loss for the period	-	-	-	-	-	-	-	(26,780,700)	(26,780,700)
Balance June 30, 2024	118,015,270	165,153,621	105,782,403	$741,719	$16,515	$10,578	$407,174,201	$(215,273,903)	$192,669,110

For the six months ended June 30, 2024
	Number of Common Stock						Additional Paid-in	Accumulated
	Class A	Class C	Class D	Class A	Class C	Class D	Capital	Deficit	Total
Balance December 31, 2023	114,926,700	165,353,621	105,782,403	$741,410	$16,535	$10,578	$396,057,788	$(145,203,163)	$251,623,148
Issuance of Class A Common Stock in exchange for Class C Common Stock	200,000	(200,000)	-	20	(20)	-	-	-	-
Issuance of Class A Common Stock in connection with Callin acquisition	845,570	-	-	85	-	-	2,739,184	-	2,739,269
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	2,043,000	-	-	204	-	-	294,577	-	294,781
Net share settlement on restricted stock units	-	-	-	-	-	-	(788,128)	-	(788,128)
Share-based compensation	-	-	-	-	-	-	8,870,780	-	8,870,780
Loss for the period	-	-	-	-	-	-	-	(70,070,740)	(70,070,740)
Balance June 30, 2024	118,015,270	165,153,621	105,782,403	$741,719	$16,515	$10,578	$407,174,201	$(215,273,903)	$192,669,110

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended June 30, 2023
	Number of Common Stock						Additional Paid-in	Accumulated
	Class A	Class C	Class D	Class A	Class C	Class D	Capital	Deficit	Total
Balance March 31, 2023	111,467,763	167,662,214	105,782,403	$741,013	$16,766	$10,578	$369,958,333	$(57,450,814)	$313,275,876
Issuance of Class A Common Stock in connection with the Callin acquisition	966,857	-	-	147	-	-	14,520,968	-	14,521,115
Issuance costs in connection with Callin acquisition	-	-	-	-	-	-	(40,478)	-	(40,478)
Issuance of Class A Common Stock upon vesting of restricted stock units	94,145	-	-	9	-	-	(9)	-	-
Net share settlement on restricted stock units	(44,625)	-	-	-	-	-	(447,589)	-	(447,589)
Share-based compensation	-	-	-	-	-	-	3,860,676	-	3,860,676
Loss for the period	-	-	-	-	-	-	-	(29,454,080)	(29,454,080)
Balance June 30, 2023	112,484,140	167,662,214	105,782,403	$741,169	$16,766	$10,578	$387,851,901	$(86,904,894)	$301,715,520

For the six months ended June 30, 2023
	Number of Common Stock						Additional Paid-in	Accumulated
	Class A	Class C	Class D	Class A	Class C	Class D	Capital	Deficit	Total
Balance December 31, 2022	111,467,763	167,662,214	105,782,403	$741,013	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779
Issuance of issuable Class A Common Stock in connection with the Callin acquisition	966,857	-	-	147	-	-	14,520,968	-	14,521,115
Issuance costs in connection with Callin acquisition	-	-	-	-	-	-	(40,478)	-	(40,478)
Issuance of Class A Common Stock upon vesting of restricted stock units	94,145	-	-	9	-	-	(9)	-	-
Net share settlement on restricted stock units	(44,625)	-	-	-	-	-	(447,589)	-	(447,589)
Share-based compensation	-	-	-	-	-	-	6,169,886	-	6,169,886
Loss for the period	-	-	-	-	-	-	-	(58,122,193)	(58,122,193)
Balance June 30, 2023	112,484,140	167,662,214	105,782,403	$741,169	$16,766	$10,578	$387,851,901	$(86,904,894)	$301,715,520

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the six months ended June 30,	2024	2023

Cash flows provided by (used in)
Operating activities
Net loss for the period	$(70,070,740)	$(58,122,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,990,361	1,724,634
Share-based compensation	8,605,289	5,722,297
Non-cash interest expense	51,888	13,487
Non-cash marketing expense	3,000,000	-
Amortization on right-of-use assets	535,930	290,863
Change in fair value of warrants	723,695	6,842,500
Change in fair value of contingent consideration	1,354,357	(373,996)

Changes in operating assets and liabilities:
Accounts receivable	(4,653,134)	(2,102,138)
Prepaid expenses and other	(4,845,637)	(6,681,846)
Accounts payable and accrued liabilities	155,289	10,980,889
Deferred revenue	3,105,220	7,486,791
Deferred tax liability	1,030,757	-
Operating lease liabilities	(575,345)	(306,116)
Net cash used in operating activities	(55,592,070)	(34,524,828)

Investing activities
Purchase of property and equipment	(1,790,891)	(7,684,880)
Purchase of intangible assets	(3,499,502)	(356,779)
Cash acquired in connection with Callin acquisition	-	1,000,989
Cash paid to non-accredited investors in connection with Callin acquisition	(204,846)	-
Cash paid in connection with North River acquisition	(3,654,500)	-
Net cash used in investing activities	(9,149,739)	(7,040,670)

Financing activities
Taxes paid from net share settlement for share-based compensation	(788,128)	-
Proceeds from exercise of stock options	294,781	-
Share issuance costs	-	(40,478)
Net cash used in financing activities	(493,347)	(40,478)
Decrease in cash and cash equivalents during the period	(65,235,156)	(41,605,976)

Cash and cash equivalents, beginning of period	218,338,658	337,169,279
Cash and cash equivalents, end of period	$153,103,502	$295,563,303

Supplemental cash flow information
Cash paid for income taxes	$146,865	$16,475
Cash paid for interest	-	4,212
Cash paid for lease liabilities	535,930	392,141

Non-cash investing and financing activities:
Non-cash consideration related to the acquisition of Callin (Note 3)	-	18,226,572
Class A Common Stock issued to settle contingent consideration liability	1,404,753	-
Property and equipment in accounts payable and accrued liabilities	863,860	2,567,031
Recognition of operating right-of-use assets in exchange of operating lease liabilities	565,760	-
Share-based compensation capitalized related to intangible assets	265,490	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

2.	Summary of Significant Accounting Policies

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. Trade and barter revenue for the three and six months ended June 30, 2024 and 2023 were $nil and $nil, respectively. Trade and barter expenses for the three and six months ended June 30, 2024 and 2023 were $3,000,000 and $nil, respectively. The trade and barter expense is recorded in sales and marketing expense in the condensed consolidated interim statement of operations.

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

3.	Acquisitions (Continued)

Acquisition of Callin Corp. (Continued)

The fair value of the consideration consists of the following:

Fair Value
Shares issued	$6,055,409
Shares to be issued	3,747,209
Replacement awards	15,578
Contingent consideration (liability) – retention payments	3,491,741
Contingent consideration (equity) – milestone 1	2,490,152
Contingent consideration (equity) – milestone 2	2,356,483
Contingent consideration payable	70,000
Total consideration	$18,226,572

Under the terms of the acquisition agreement, the Company is required to issue upfront share consideration of 981,243 shares of Class A Common Stock to the preferred shareholders and SAFE note holders of Callin. The fair value of the Company’s Class A Common Stock on the acquisition date was $9.99 per share. In addition, the Company issued rights to four payments each consisting of 375,000 contingently issuable shares of Class A Common Stock to the common shareholders, series FF preferred shareholders, option holders and continuing employees of Callin contingent on the following conditions being met:

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

3.	Acquisitions (Continued)

Acquisition of Callin Corp. (Continued)

During the three and six months ended June 30, 2024, certain of the contingently issuable shares were issued. Refer to Note 11 for the share-based compensation and below for the impact on contingent consideration.

The fair value of the contingent consideration has been estimated as follows:

Retention payments 1 and 2

At the acquisition date, the Company determined that retention payments 1 and 2 are one unit of account requiring the Company to issue a variable number of shares that is not indexed to the Company’s stock. As a result, the consideration that is contingent on one of the selling shareholder’s providing services has been classified as a liability. The contingent consideration is classified Level 3 in the fair value hierarchy. The key inputs into the fair value determination are the probability of achieving the milestones, which impacts the expected number of shares to be issued, and the share price on the acquisition date. At the acquisition date, management estimated the number of shares to be issued is 349,523.

On May 15, 2024, retention payment 1 was met resulting in the issuance of 196,469 shares of Class A Common Stock and a cash payment of $106,026. Retention payment 2 was reclassified to equity because the number of shares to be issued if the contingency is met is now fixed. As a result, the Company recognized $1,334,516 in equity and $184,448 in accounts payable and accrued liabilities.

The Company has recognized a change in fair value for the retention payment 1 and 2 contingent consideration of $17,768 and $1,354,357 due to the change in the Company’s stock price and the probability of each contingency being met for the three and six months ended June 30, 2024, respectively.

Milestone payments 1 and 2

The Company has determined that milestone payments 1 and 2 are separate units of account because a fixed number of shares will be issued if each contingency is met, and meeting one contingency is not dependent on the other. The key inputs into the fair value determination are the probability of each contingency being met, and the share price on the acquisition date. As of June 30, 2024, milestone payments 1 and 2 were met resulting in the issuance of 513,330 shares of Class A Common Stock and a cash payment of $98,820.

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

Acquisition of North River Project Inc.

On October 3, 2023, the Company acquired 100% of the outstanding equity of North River Project Inc. (“North River”), for $10,000,000 Canadian Dollars ($7,293,000 US Dollars) in cash upfront and future contingent cash payments of up to $10,000,000 Canadian Dollars. The contingent consideration contains two payments each consisting of $5,000,000 Canadian Dollars upon the completion of feature development and integration of the acquired technology into the Company’s existing software within a 5-year period. The Company has elected to account for the contingent consideration at the point in time in which the payments have been met. During the six months ended June 30, 2024, one of the milestones was achieved and consequently the Company made a cash payment of $5,000,000 Canadian Dollars ($3,654,500 US Dollars) to the former North River equityholders.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

3.	Acquisitions (Continued)

Acquisition of North River Project Inc. (Continued)

The Company allocated the contingent payment to the acquired assets based on their relative fair value on the date of acquisition as follows:

Fair Value
Software and technology	$4,500,536
Assembled workforce	184,721
Deferred tax liability	(1,030,757)
Total consideration	$3,654,500

The additions were allocated to the cost basis of the acquired assets and the Company recognized a cumulative catch up on the amortization expense in the amount of $744,351 during the three and six months ended June 30, 2024.

The acquired software and technology was assigned a useful life of 5 years and the assembled workforce was assigned a useful life of 2 years. The assets are recorded in intangible assets in the Company’s condensed consolidated interim balance sheet.

4.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023

Audience Monetization	$19,742,569	$22,796,394	$35,092,007	$38,583,692
Other Initiatives	2,726,974	2,177,660	5,110,992	4,005,737
Total revenues	$22,469,543	$24,974,054	$40,202,999	$42,589,429

Audience Monetization

Audience Monetization includes: advertising fees on the Rumble platform; subscription fees earned primarily from consumer product offerings such as Locals and badges; revenues generated from content that is licensed by third-parties; pay-per-view; and fees from tipping and platform hosting fees. Advertising fees are generated by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

4.	Revenue from Contracts with Customers (Continued)

Other Initiatives

Other Initiatives includes: digital advertisements that are placed on Rumble’s network of third-party publisher websites or mobile applications and cloud. Cloud includes consumption-based fees, subscriptions for infrastructure and professional services.

The Company recognizes revenue either at a point in time, or over time, depending upon the characteristics of the contract.

	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023

Point in time	$7,304,391	$5,439,110	$13,817,795	$10,515,698
Over time	15,165,152	19,534,944	26,385,204	32,073,731
Total revenues	$22,469,543	$24,974,054	$40,202,999	$42,589,429

Deferred Revenue

Deferred revenue recorded at June 30, 2024 is expected to be fully recognized by June 30, 2025. The deferred revenue balance was $13,109,111 and $7,003,891 as of June 30, 2024 and December 31, 2023, respectively.

5.	Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents as of June 30, 2024 and December 31, 2023 consist of the following:

	Contracted	June 30, 2024	December 31, 2023
	Maturity	Balance	Balance

Cash	Demand	$7,135,586	$11,632,839
Treasury bills and money market funds	Demand	145,967,916	206,705,819
		$153,103,502	$218,338,658

Marketable securities consist of term deposits of $1,135,200 and $1,135,200 as at June 30, 2024 and December 31, 2023, respectively. The Company did not have any long-term investments as at June 30, 2024 or December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the Company’s day-to-day business operations.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

6.	Property and Equipment

	June 30,	December 31,
	2024	2023
Computer hardware	$23,747,540	$21,969,345
Furniture and fixtures	123,417	121,077
Leasehold improvements	1,922,257	1,911,901
	25,793,214	24,002,323
Accumulated depreciation	(6,818,630)	(4,312,336)
Net carrying value	$18,974,584	$19,689,987

Depreciation expense on property and equipment was $1,385,177 and $688,926 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense on property and equipment was $2,506,294 and $1,218,997 for the six months ended June 30, 2024 and 2023, respectively.

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. Our leases have original lease periods expiring between 2024 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	June 30, 2024		December 31, 2023
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Right-of-use assets	$4,398,944	$(1,895,211)	$3,833,184	$(1,359,281)
Net book value		$2,503,733		$2,473,903

Operating lease costs for the three months ended June 30, 2024 and 2023 was $314,855 and $177,192, respectively. Operating lease costs for the six months ended June 30, 2024 and 2023 was $637,368 and $330,010, respectively. These costs are included in general and administrative expenses in the condensed consolidated interim statement of operations.

Weighted-average remaining lease term and discount rate were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	2.24 years	2.65 years
Weighted-average discount rate	7.67%	7.52%

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

7.	Right-of-Use Assets and Lease Liabilities (Continued)

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of June 30, 2024.

2024	$682,697
2025	1,264,859
2026	803,372
2027	49,241
2,800,169
Less: imputed interest	(179,462)
2,620,707
Current portion	$1,229,177
Long-term portion	$1,391,530

*	Imputed interest represents the difference between undiscounted cash flows and cash flows

8.	Intangible Assets

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$461,663	$(138,594)	$323,069
Domain name	500,448	(102,700)	397,748
Brand	1,284,000	(344,569)	939,431
Software and technology	25,708,337	(4,401,269)	21,307,068
Internal software development	4,425,507	(539,288)	3,886,219
Assembled workforce	550,909	(206,591)	344,318
	$32,930,864	$(5,733,011)	$27,197,853

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$461,663	$(101,023)	$360,640
Domain name	500,448	(86,019)	414,429
Brand	1,284,000	(280,369)	1,003,631
Software and technology	20,894,389	(1,618,906)	19,275,483
Internal software development	2,004,684	(116,854)	1,887,830
Assembled workforce	366,188	(45,773)	320,415
	$25,511,372	$(2,248,944)	$23,262,428

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

8.	Intangible Assets (Continued)

Amortization expense related to intangible assets was $2,179,042 and $354,634 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $3,484,067 and $505,637 for the six months ended June 30, 2024 and 2023, respectively.

For intangible assets held as of June 30, 2024, future amortization expense is as follows:

2024	$3,393,561
2025	6,662,718
2026	6,191,391
2027	5,719,073
2028	4,514,614
Thereafter	716,496
$27,197,853

9.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of June 30, 2024 and December 31, 2023, an amount of $500,000 related to these expenses was recorded in other liability.

10.	Shareholders’ Equity

The Company is authorized to issue 1,000,000,000 shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The following shares of common stock are issued and outstanding at:

	June 30, 2024		December 31, 2023
	Number	Amount	Number	Amount

Class A Common Stock	118,015,270	$741,719	114,926,700	$741,410
Class C Common Stock	165,153,621	16,515	165,353,621	16,535
Class D Common Stock	105,782,403	10,578	105,782,403	10,578

Balance	388,951,294	$768,812	386,062,724	$768,523

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

10.	Shareholders’ Equity (Continued)

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

As of June 30, 2024, there were 58,165,382 shares of Class A Common Stock reserved for future issuance under the Stock Option Plan.

Rumble Inc. 2022 Stock Incentive Plan

The Rumble Inc. 2022 Stock Incentive Plan (the “Stock Incentive Plan”) was approved by the board of directors and the stockholders of the Company, and became effective, on September 16, 2022. The Company initially reserved 27,121,733 shares of Common Stock for issuance under the Stock Incentive Plan, subject to a ten-year an evergreen feature.

As of June 30, 2024, there were 36,361,367 shares of Class A Common Stock reserved for future issuance under the Stock Incentive Plan.

Restricted Stock Units

The following table reflects the continuity of unvested restricted stock units (“RSUs”) transactions:

	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	1,631,338	$10.55
Granted	2,022,310	7.09
Vested	(596,491)	8.25
Forfeited	(13,965)	7.56
Outstanding, June 30, 2024	3,043,192	$8.71

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

11.	Share-Based Compensation Expense (Continued)

Restricted Stock Units (Continued)

The total unrecognized compensation cost for the RSUs issued is $19,005,429 which is expected to be recognized over a weighted-average period of 1.44 years.

Stock Options

The following table reflects the continuity of stock option transactions:

	Six months ended June 30, 2024
	Service Conditions		Performance Conditions
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding, beginning of year	65,004,839	$0.50	358,249	$9.42
Granted	3,024,565	6.66	-	-
Exercised	(1,576,968)	0.19	-	-
Forfeited	(5,121,178)	4.77	-	-
Outstanding, end of period	61,331,258	$0.73	358,249	$9.42

Vested and exercisable	58,496,862	$0.19	-	$-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of June 30, 2024, the aggregate intrinsic value of options outstanding was $307,965,480 and the aggregate intrinsic value of the options vested and exercisable was $307,933,668.

The total unrecognized compensation cost for options with a service only condition and options with a performance condition as of June 30, 2024 was $20,352,825 and $3,000,000, respectively. For the options with a service only condition, as of June 30, 2024, the cost is expected to be recognized over a weighted average period of 2.77 years.

As of June 30, 2024, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the consolidated statement of operations.

The weighted average grant date fair value of the outstanding options with a service only condition and options with a performance condition as of June 30, 2024 was $1.12 and $8.37, respectively.

Rights to Acquisition Related Post-Combination Expense

As described in Note 3, share-based compensation expense relates to rights to contingent consideration that were accounted for as post-combination expense. Share-based compensation expense recognized in the condensed consolidated interim statement of operations related to the rights to contingent consideration was $310,201 and $508,133 for the three months ended June 30, 2024 and 2023, respectively. Share-based compensation expense recognized in the condensed consolidated interim statement of operations related to the rights to contingent consideration was $2,033,781 and $508,133 for the six months ended June 30, 2024 and 2023, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

11.	Share-Based Compensation Expense (Continued)

Rights to Acquisition Related Post-Combination Expense (Continued)

As discussed in Note 3, certain milestones were met during the three and six months ended June 30, 2024. As a result, 135,771 shares of Class A Common Stock were issued and $2,284,085 of cash was paid to settle the rights to contingent consideration.

As of June 30, 2024, there was $790,966 of total unrecognized compensation cost related to rights with a service only condition. That cost is expected to be recognized over a weighted-average period of 0.87 years.

12.	Loss per Share

Basic loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of Class A and Class C Common Stock issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the three and six months ended June 30, 2024 and 2023. Shares of Class D Common Stock do not share in earnings and not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

13.	Commitments and Contingencies

Commitments

The Company has non-cancelable contractual commitments of approximately $62 million as of June 30, 2024, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over three years commencing in 2024.

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

13.	Commitments and Contingencies (Continued)

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of June 30, 2024, there were no material indemnification claims that were probable or reasonably possible.

As of June 30, 2024, Rumble was defending a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million.

The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

14.	Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Warrant Liability	Marketable Securities	Contingent Consideration
December 31, 2023	$7,696,605	$1,135,200	$1,569,360
Change in fair value	723,695	-	1,354,357
Settlement by issuance of shares	-	-	(1,404,753)
Reclassification to equity	-	-	(1,334,516)
Reclassification to accounts payable and accrued liabilities	-	-	(184,448)
June 30, 2024	$8,420,300	$1,135,200	$-

Warrant liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of June 30, 2024 and December 31, 2023, the number of warrants outstanding and weighted-average exercise price were 8,050,000 warrants and $11.50, respectively. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

Contingent consideration

The contingent consideration liability arose in May 2023 from the Callin acquisition. Refer to Note 3. The increase in fair value during the year is attributable to changes in the Company’s stock price and the increased probability of each contingency being met. On May 15, 2024, the contingent consideration liability was derecognized. One of the contingent payments was settled through the issuance of shares and the remaining contingent payment was reclassified to equity and accounts payable.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended June 30, 2024 and 2023, one customer accounted for $5,803,843 and $14,596,739 or 26% and 58% of revenue, respectively. For the six months ended June 30, 2024 and 2023, one customer accounted for $8,479,419 and $23,765,265 or 21% and 56% of revenue, respectively. As of June 30, 2024, one customer accounted for 14% of accounts receivable. As of December 31, 2023, one customer accounted for 35% of accounts receivable.

16.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $3,785,461 and $3,349,257 for the three months ended June 30, 2024 and 2023, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $2,650,673 and $2,119,457 for the three months ended June 30, 2024 and 2023, respectively. Compensation to related parties totaled $7,130,608 and $6,284,386 for the six months ended June 30, 2024 and 2023, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $4,852,905 and $3,821,871 for the six months ended June 30, 2024 and 2023, respectively.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Chris Pavlovski, our Chairman and Chief Executive Officer, and Ryan Milnes, a member of our board of directors, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $884,131 and $704,386 during the three months ended June 30, 2024 and 2023, respectively. The Company incurred related party expenses for these services of $1,663,609 and $1,269,035 during the six months ended June 30, 2024 and 2023, respectively.

There were no other related party transactions during these periods.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

17.	Segmented Information

Disclosure requirements about segments of an enterprise establish standards for reporting information regarding operating segments in the condensed consolidated interim financial statements. These requirements include presenting selected information for each segment. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding how to allocate resources and assess performance. The Company’s chief decision maker is its chief executive officer. The Company and its chief decision maker view the Company’s operations and manage its business as one operating segment.

The following presents the revenue by geographic region:

	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023

United States	$20,850,168	$23,642,456	$37,808,444	$39,797,744
Canada	939,213	232,371	1,121,494	296,883
Other	680,162	1,099,227	1,273,061	2,494,802
	$22,469,543	$24,974,054	$40,202,999	$42,589,429

The Company tracks assets by physical location. Long lived assets consists of property and equipment, net, and are shown below:

	June 30, 2024	December 31, 2023

United States	$18,683,144	$19,334,231
Canada	291,440	355,756
	$18,974,584	$19,689,987

18.	Subsequent Events

The Company’s management reviewed all material events through August 12, 2024, and there were no material subsequent events other than those disclosed above.

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

Revenues

We generate revenues primarily from two types of revenue: Audience Monetization and Other Initiatives.

Audience Monetization includes: advertising fees on the Rumble platform; subscription fees earned primarily from consumer product offerings such as Locals and badges; revenues generated from content that is licensed by third-parties; pay-per-view; and fees from tipping and platform hosting fees. Advertising fees are generated by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users.

Other Initiatives includes: digital advertisements that are placed on Rumble’s network of third-party publisher websites or mobile applications; and cloud. Cloud includes consumption-based fees, subscriptions for infrastructure and professional services.

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

Acquisition-related Transaction Costs

Acquisition-related transaction costs consist of transaction expenses related to the Callin acquisition.

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

Other Income (Expense)

Other income (expense) consists of miscellaneous income earned outside of normal company revenue as well as foreign exchange gains and losses related to gains and losses on transactions denominated in currencies other than the U.S. dollar.

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

Income Tax Benefit (Expense)

Income tax benefit (expense) consists of the estimated federal, state, and foreign income taxes incurred in the U.S. and other jurisdictions in which we operate.

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

2 Id.

3 Id.

MAUs (GA4) represent the total web, mobile app, and connected TV users of Rumble for each month,4 which allows us to measure our total user base calculated from data provided by Google.5 Connected TV users were not counted within MAUs within MAUs (UA) for periods prior to July 1, 2023, and we believe the number of such users was immaterial in those prior periods. We also believe that fewer than 1 million MAUs in the current period are from connected TV, making them similarly immaterial. Google’s parameters for measuring “active users” appear to exclude many, but not all, users who access content on Rumble through “embedded” videos on domains other than rumble.com, and we are unable to determine the exact number of users who access “embedded” content within our total number of MAUs. In addition, MAUs (GA4) may rely on statistical sampling and may be based on estimates of data that Google is missing “due to factors such as cookie consent.”6

As with our earlier MAU reporting, there is a potential for minor overlap in the resulting data due to users who access Rumble’s content through the web, our mobile apps, and connected TVs in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. Our reported MAUs have not historically included users of Locals, however, starting in mid-May 2024, Locals users began using Rumble’s single sign-on technology to access their account, which we expect will reduce the number of Locals users not included in our Rumble MAU reporting. We also do not separately report the number of users who register for accounts in any given period, which is different from MAUs.

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

MAUs (GA4) were 53 million on average in the second quarter of 2024, an increase of 6% from the first quarter of 2024. We believe that the increase from the first quarter of 2024 is attributable to an increased interest in political news in the second quarter of 2024.

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

Average Revenue Per User (“ARPU”)

Beginning with the second quarter of 2024, we use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics). ARPU does not include Other Initiatives.

ARPU was $0.37 in the second quarter of 2024, an increase of 19% from the first quarter of 2024. The increase from the first quarter of 2024 is attributable to higher sponsorship revenue.

Estimated Minutes Watched Per Month (“MWPM”)

We use estimated MWPM as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis and the intensity of users’ engagement with the platform. Estimated MWPM represents the monthly average of minutes watched within a quarterly period, which helps us measure user engagement. Estimated MWPM is calculated by converting actual bandwidth consumption into minutes watched, using our management’s best estimate of video resolution quality mix and various encoding parameters. We continually seek to improve our best estimates based on our observations of creator and user behavior on the Rumble platform, which changes based on the introduction of new product features, including livestreaming. We are currently limited, however, in our ability to collect data from certain aspects of our systems. These limits may result in errors that are difficult to quantify, especially as the proportion of livestreaming on the Rumble platform increases over time, and as we improve the quality of various video formats by increasing bit rates.

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

Estimated MWPM was 8.5 billion on average in the second quarter of 2024, a decrease of 1% from the first quarter of 2024. We believe that the decrease from the first quarter of 2024 was due to our bandwidth consumption moving from third-party service providers’ content delivery networks (“CDNs”) to our own proprietary CDN, offset by an increased interest in political news in the second quarter of 2024. Based on preliminary testing, our own CDN indicates less bandwidth consumption than one of our service providers’ CDNs for comparable user activity. Because we calculate estimated MWPM by converting bandwidth consumption into minutes watched, consumption measured through our own CDN yields a lower estimated MWPM than when measured through that service provider’s CDN.

As described above, we introduced a new key business metric, ARPU, this quarter that we believe better reflects the focus of our management team given the current stage of our business. Accordingly, this is the last quarter we plan to report estimated MWPM.

Hours of Uploaded Video Per Day

We use the amount of hours of uploaded video per day as a measure of content creation to help us understand the volume of content being created and uploaded to us on a daily basis. Hours of uploaded video per day were 13,342 on average in the second quarter of 2024, representing an increase of 7% from the first quarter of 2024. We believe that the increase from the first quarter of 2024 is attributable to an increased interest in political news in the second quarter of 2024.

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

As described above, we introduced a new key business metric, ARPU, this quarter that we believe better reflects the focus of our management team given the current stage of our business. Accordingly, this is the last quarter we plan to report the number of hours of uploaded video per day.

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

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for three months ended June 30, 2024 and 2023:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the three months ended June 30, 2024 and 2023 and the dollar and percentage change between the two periods:

For the three months ended June 30,	2024	2023	Variance ($)	Variance (%)

Revenues	$22,469,543	$24,974,054	$(2,504,511)	(10)%

Expenses
Cost of services (content, hosting and other)	$35,692,133	$40,849,816	$(5,157,683)	(13)%
General and administrative	10,415,016	9,199,183	1,215,833	13%
Research and development	5,319,230	4,348,760	970,470	22%
Sales and marketing	6,274,749	3,697,312	2,577,437	70%
Acquisition-related transaction costs	-	704,202	(704,202)	(100)%
Amortization and depreciation	3,564,219	1,043,560	2,520,659	242%
Changes in fair value of contingent consideration	17,768	(373,996)	391,764	(105)%
Total expenses	61,283,115	59,468,837	1,814,278	3%
Loss from operations	(38,813,572)	(34,494,783)	(4,318,789)	13%
Interest income	2,174,166	3,570,423	(1,396,257)	(39)%
Other expense	(3,869)	(2,495)	(1,374)	55%
Change in fair value of warrant liability	10,014,200	1,489,250	8,524,950	572%
Loss before income taxes	(26,629,075)	(29,437,605)	2,808,530	(10)%
Income tax expense	(151,625)	(16,475)	(135,150)	820%
Net loss	$(26,780,700)	$(29,454,080)	$2,673,380	(9)%

Revenues

Revenues decreased by $2.5 million to $22.5 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, of which $3.0 million was attributable to a decrease in Audience Monetization revenues, offset by higher Other Initiatives revenues of $0.5 million. The decrease in Audience Monetization was due to decreases in advertising fees offset by increases in subscription and tipping fees. The increase in revenue from Other Initiatives was mostly due to more advertising inventory being monetized by our publisher network.

Cost of Services

Cost of services decreased by $5.2 million to $35.7 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was due to a decrease in programming and content costs of $5.6 million, offset by an increase in other cost of services of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $10.4 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was due to an increase in payroll and related expenses of $1.1 million as well as an increase in other administrative expenses of $0.1 million which was mainly driven by public company-related costs, including accounting, investor relations, and other administrative services.

Research and Development Expenses

Research and development expenses increased by $1.0 million to $5.3 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was due to an increase in payroll and related expenses of $1.1 million, offset by a $0.1 million decrease in costs related to computer software and hardware, and other expenses used in research and development related activity.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.6 million to $6.3 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was due to an increase in marketing and public relations activities of $1.8 million as well as payroll and related expenses of $0.8 million.

Acquisition-related Transaction Costs

Acquisition-related transaction costs decreased by $0.7 million to $nil in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Acquisition-related transaction costs for the three months ended June 30, 2023 consisted of transaction costs incurred that were related to acquisitions completed in 2023.

Amortization and Depreciation

Amortization and depreciation increased by $2.5 million to $3.6 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was due to an increase of $1.0 million from depreciation on our property and equipment as we continue to build out our infrastructure as well as an increase in amortization from intangible assets of $1.5 million.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $0.4 million resulting in a loss of $18 thousand for the three months ended June 30, 2024. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and Company’s share price at closing. The gain/loss from the change in fair value of contingent consideration can be directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met.

Interest Income

Interest income decreased by $1.4 million to $2.2 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was due to the fact that the Company invested less in money market funds, treasury bills, and term deposits.

Other Expense

Other expense increased by an immaterial amount for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $8.5 million resulting in a gain of $10.0 million in the three months ended June 30, 2024. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Income Tax Expense

Income tax expense increased by $0.1 million to $0.2 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparisons for six months ended June 30, 2024 and 2023:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the six months ended June 30, 2024 and 2023 and the dollar and percentage change between the two periods:

For the six months ended June 30,	2024	2023	Variance ($)	Variance (%)

Revenues	$40,202,999	$42,589,429	$(2,386,430)	(6)%

Expenses
Cost of services (content, hosting and other)	$67,520,487	$66,864,181	$656,306	1%
General and administrative	19,737,395	17,794,279	1,943,116	11%
Research and development	9,847,022	6,966,419	2,880,603	41%
Sales and marketing	9,571,491	7,032,877	2,538,614	36%
Acquisition-related transaction costs	-	704,202	(704,202)	(100)%
Amortization and depreciation	5,990,361	1,724,634	4,265,727	247%
Changes in fair value of contingent consideration	1,354,357	(373,996)	1,728,353	(462)%
Total expenses	114,021,113	100,712,596	13,308,517	13%
Loss from operations	(73,818,114)	(58,123,167)	(15,694,947)	27%
Interest income	4,696,118	6,878,350	(2,182,232)	(32)%
Other expense	(73,577)	(18,401)	(55,176)	300%
Change in fair value of warrant liability	(723,695)	(6,842,500)	6,118,805	(89)%
Loss before income taxes	(69,919,268)	(58,105,718)	(11,813,550)	20%
Income tax expense	(151,472)	(16,475)	(134,997)	819%
Net loss	$(70,070,740)	$(58,122,193)	$(11,948,547)	21%

Revenues

Revenues decreased by $2.4 million to $40.2 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, of which $3.5 million was attributable to a decrease in Audience Monetization revenues, offset by higher Other Initiatives revenues of $1.1 million. The decrease in Audience Monetization was due to decreases in advertising fees offset by increases in subscription and tipping fees. The increase in revenue from Other Initiatives was mostly due to more advertising inventory being monetized by our publisher network.

Cost of Services

Cost of services increased by $0.7 million to $67.5 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to an increase in other cost of services of $1.1 million offset by a decrease in programming and content costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million to $19.7 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to an increase in payroll and related expenses of $0.9 million, share-based compensation of $2.6 million, offset by a decrease in other administrative expenses of $1.6 million. The $2.6 million increase in share-based compensation was related to the recognition of contingent shares issued in connection with the Callin acquisition that were accounted for as a post combination expense as well as the expense of previously and newly granted restricted stock units and stock options for certain employees and executives. The remaining $1.6 million decrease in other administrative expenses was mainly driven by public company-related costs, including accounting, legal, investor relations, and other administrative services.

Research and Development Expenses

Research and development expenses increased by $2.9 million to $9.8 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to an increase in payroll and related expenses of $2.8 million, as well as a $0.1 million increase in costs related to computer software and hardware, and other expenses used in research and development related activity.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.5 million to $9.6 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to an increase of $1.5 million in payroll and related expenses, $0.5 million in consulting services, and $0.5 million due to other marketing and public relations activities.

Acquisition-related Transaction Costs

Acquisition-related transaction costs decreased by $0.7 million to $nil in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Acquisition-related transaction costs for the six months ended June 30, 2023 consisted of transaction costs incurred that were related to acquisitions completed in 2023.

Amortization and Depreciation

Amortization and depreciation increased by $4.3 million to $6.0 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to an increase of $1.3 million from depreciation on our property and equipment as we continue to build out our infrastructure as well as an increase in amortization from intangible assets of $3.0 million.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $1.7 million resulting in a loss of $1.4 million for the six months ended June 30, 2024. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and Company’s share price at closing. The gain from the change in fair value of contingent consideration can be directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met.

Interest Income

Interest income decreased by $2.2 million to $4.7 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was due to the fact that the Company invested less in money market funds, treasury bills, and term deposits.

Other Expense

Other expense increased by an immaterial amount for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $6.1 million resulting in a loss of $0.7 million in the six months ended June 30, 2024. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Income Tax Expense

Income tax expense increased by $0.1 million to $0.2 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Since the completion of our Business Combination in September 2022, we have financed operations primarily through cash generated from operating activities and the funds raised from our Business Combination. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of June 30, 2024, our cash, cash equivalents, and marketable securities balance was $154.2 million. Cash, cash equivalents, and marketable securities consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators, including sports leagues. As of June 30, 2024, we had entered into programming and content agreements with a minimum contractual cash commitment of $55 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 36 months, commencing in 2024. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial.

The following table presents a summary of the unaudited condensed consolidated interim statement of cash flows for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Variance
Net cash provided by (used in):	2024	2023	($)
Operating activities	$(55,592,070)	$(34,524,828)	$(21,067,242)
Investing activities	(9,149,739)	(7,040,670)	(2,109,069)
Financing activities	(493,347)	(40,478)	(452,869)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 primarily consisted of net loss adjusted for certain non-cash items, including a $2.0 million loss on the change in fair value of warrants and contingent consideration, $8.6 million change in share-based compensation, $6.6 million changes in amortization and depreciation, $3.0 million changes in non-cash marketing expense, as well as changes in operating assets and liabilities. The increase in net cash used in operating activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was mostly due to an increase in expenses partially offset by changes in revenue and operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 consisted of $5.3 million in purchases of property, equipment, and intangible assets as well as $3.8 million in cash paid in connection with the acquisitions of Callin and North River. The increase in net cash used in investing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to an increase in purchases of intangible assets, offset by a decrease in purchases of property and equipment. Additionally, the increase in net cash used was related to cash paid to non-accredited investors related to the Callin acquisition and cash paid in connection with the North River acquisition in the six months ended June 30, 2024 as well as cash acquired in connection with the Callin acquisition in the six months ended June 30, 2023.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 consisted of $0.8 million in taxes paid from the net share settlement of share-based compensation, offset by $0.3 million from proceeds related to stock options exercised. The increase in net cash used in financing activities was due to the taxes paid from the net share settlement of share-based compensation, offset by proceeds from stock options exercised in the six months ended June 30, 2024 compared to net cash used related to share issuance costs incurred in the six months ended June 30, 2023.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	June 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Total revenue	$22,469,543	$17,733,456	$20,391,872	$17,982,150
Net loss	$(26,780,700)	$(43,290,040)	$(29,277,227)	$(29,021,042)

	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022
Total revenue	$24,974,054	$17,615,375	$19,957,025	$10,983,182
Net loss	$(29,454,080)	$(28,668,113)	$(944,668)	$(1,858,452)

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated interim financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of condensed consolidated interim financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We evaluate our estimates on a continuous basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. The trade and barter expense is recorded in sales and marketing expense in the condensed consolidated interim statement of operations.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with one customer. For the three months ended June 30, 2024 and 2023, one customer accounted for $5,803,843 and $14,596,739 or 26% and 58% of revenue, respectively. For the six months ended June 30, 2024 and 2023, one customer accounted for $8,479,419 and $23,765,265 or 21% and 56% of revenue, respectively. As of June 30, 2024, one customer accounted for 14% of accounts receivable. As of December 31, 2023, one customer accounted for 35% of accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash, cash equivalents and marketable securities. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $154.2 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

On January 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. The case remains in discovery. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of Rumble or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the shares of Rumble in the Business Combination), together with other damages including punitive damages and costs. The case remains in discovery. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of such claim is uncertain, and could result in, among other things, damages, and/or awards of attorneys’ fees or expenses.

In January 2021, we filed an antitrust lawsuit against Google in the United States District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. Summary judgment motions are due in October 2024.

In addition in May 2024, we filed a second antitrust lawsuit against Google, also in the United States District Court for the Northern District of California, related to Google’s monopolization of the online advertising market. Google’s answer to our complaint is due in August 2024. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021.

Along with co-plaintiff Eugene Volokh, in December 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. In February 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law. The New York Attorney General appealed that decision to the U.S. Court of Appeals for the Second Circuit, where the appeal remains pending.

 In November 2023, we filed a defamation lawsuit in the U.S. District Court for the Middle District of Florida against Nandini Jammi and Claire Atkin, co-founders of an organization that targets news outlets and platforms that do not adhere to their political worldview. The lawsuit seeks actual, presumed, and punitive damages against Jammi and Atkin for their defamatory statements about Rumble, in addition to all costs and fees associated with the case. We have also asked the court to prohibit the defendants from repeating their false statements. In May 2024, the defendants filed a motion to dismiss for failure to state a claim. That motion is pending before the court.

In August 2024, we filed an antitrust lawsuit in the U.S. District Court for the Northern District of Texas against the World Federation of Advertisers, WPP plc, and GroupM Worldwide LLC alleging a conspiracy to withhold advertising revenue from Rumble and other digital media platforms. The lawsuit seeks a declaration that the defendants’ conduct is illegal, a permanent injunction against the conduct, damages, interest, and legal fees, among other relief.

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

Our user base and user engagement growth are directly driven by the content available on our platform. We have acquired and expect to continue to acquire content by providing economic incentives, including minimum guaranteed earnings, to a limited number of content creators, including sports leagues. These incentives have included and may continue to include equity grants and cash payments. This content acquisition strategy is intended to allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As of June 30, 2024, we had entered into programming and content agreements with a minimum contractual cash commitment of $55 million. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial. To the extent our revenue and/or user growth assumptions associated with any particular creator do not meet our expectations, our financial performance, results of operations and liquidity may be negative impacted, since a failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

In addition, when these programming and content agreements expire, content creators may choose to leave the Rumble video platform in favor of competing platforms, especially if competing platforms offer superior monetization opportunities. Creators may choose to leave our platform for other monetization-related reasons. For example, we currently do not apportion revenues related to Rumble Premium, our subscription service that provides users ad-free access to our content, among content creators. The loss of a material portion of our existing content creators could result in reductions to our user base and material harm to our business and results of operations.

Our recently launched cloud services business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected.

Our recent expansion into the cloud service business may not be successful and involves various risks relating to this business that may negatively affect our operating results, including:

●	our ability to derive an optimal pricing model that enables us to derive sufficient value from our customers while attracting new customers and retaining existing customers;

●	our reliance on third-party providers for data center space and colocation services and on public cloud providers to prevent service disruptions;

●	the intense competition that we face, including from companies with longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have;

●	our ability to attract and retain highly qualified personnel, particularly software and cloud engineers and sales and customer experience personnel;

●	the possibility that we may be unable to maintain and improve our platform performance, especially during peak usage times;

●	the possibility that we may underestimate or overestimate our data center capacity requirements and our capital expenditures on data centers, servers and equipment;

●	our ability to obtain standard industry security certifications for our platform and products;

●	our exposure to possible liability and harm to our reputation if the security of our cloud is breached, resulting in the exposure of our customers’ data, including personal information, to cyber criminals and other nefarious actors;

●	the possibility that we may be unable to maintain the compatibility of our platform with third-party applications that our customers use in their businesses; and

●	our ability to respond to rapid technological changes with new solutions and services offerings.

The occurrence of any of these factors, or our inability to successfully mitigate the results of the associated impact, could also damage our reputation, negatively impact our relationship with our customers, and otherwise materially harm our business, results of operations, and financial condition.

Risks related to our e-commerce business may result in our broader business, financial condition and results of operations being adversely affected.

We recently launched partnerships through which we sell Rumble-branded products through our online store, and we plan to expand such product partnerships in the future. This expansion involves various risks that may negatively affect our operating results, including:

●	expansion into new brands, products, services, and technologies will subject us to additional reputational, business, legal, regulatory and financial risks;

●	inability to build and maintain strong brands, including due to unfavorable customer feedback and negative publicity;

●	notwithstanding agreements by our partners to assume liability for the Rumble-branded products they place in our online store, we may be subject to product liability and similar claims and regulatory actions if products sold through our store result in harm, personal injury, death, or environmental or property damage;

●	risks related to additional tax liabilities and collection obligations;

●	market competition could adversely affect prices and demand for the Rumble-branded products we distribute;

●	disruptions in our supply chain and other factors affecting the availability and distribution of our products could adversely impact our business; and

●	risks related to online transactions and payment methods.

The occurrence of any of these factors, or our inability to successfully mitigate the results of the associated impact, could also damage our reputation, negatively impact our relationships with our customers, and otherwise materially harm our business, results of operations, and financial condition.

We derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets may adversely affect our business and operating results.

For the years ended December 31, 2023 and 2022, advertising revenue represents 74% and 79% of total revenue. In addition, a substantial portion of our revenue is derived one advertiser accounting for approximately 46% and 45% of our revenue for the years ended December 31, 2023 and 2022, respectively. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase advertising services through one of several large advertising agency holding companies. Our revenue could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the holding companies that control them. Advertising agencies and potential new advertisers may view our advertising products and services as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers may cease doing business with us, or they may reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile, and traditional advertising platforms. Advertisers may refuse to advertise on our platform due to a perceived risk to their brand safety standards, especially given the concentration of news and political content on our platform. We believe that our access to certain advertisers has been, and may continue to be, inhibited by the apparent political bias of these companies, some of whom we believe may exercise near monopolistic control over the advertising industry. In response, we recently filed an antitrust lawsuit alleging a conspiracy to withhold advertising revenue from Rumble and other digital media platforms. Our actions to counter these efforts, whether through litigation or publicity campaigns, may not be successful. Any of the foregoing developments may adversely affect our business and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety DisclosureS.

Not applicable.

Item 5. Other Information.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Rumble Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Rumble Inc., dated June 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLE INC.

Date: August 12, 2024		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: August 12, 2024		/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer