Form 10-Q
period 2024-09-30
Rumble Inc.
filed 2024-11-12
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had issued and outstanding (i) 118,582,032 shares of Class A common stock, par value $0.0001 per share, (ii) 165,153,628 shares of Class C common stock, par value $0.0001 per share, and (iii) 105,782,403 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

[printer to update]

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

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2024 and 2023

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2024 and 2023

Contents

Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Statements of Operations	3

Condensed Consolidated Interim Balance Sheets	4

Condensed Consolidated Interim Statements of Shareholders’ Equity	5

Condensed Consolidated Interim Statements of Cash Flows	7

Notes to the Condensed Consolidated Interim Financial Statements	8-25

Rumble Inc.

Condensed Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenues	$25,056,904	$17,982,150	$65,259,903	$60,571,579

Expenses
Cost of services (content, hosting, and other)	$36,428,951	$39,751,475	$103,949,438	$106,615,656
General and administrative	9,710,935	9,688,129	29,448,330	27,482,408
Research and development	4,650,688	5,111,748	14,497,709	12,078,168
Sales and marketing	3,955,552	3,182,903	13,527,043	10,215,780
Acquisition-related transaction costs	-	445,833	-	1,150,035
Amortization and depreciation	3,128,242	1,353,071	9,118,603	3,077,705
Changes in fair value of contingent consideration	-	(1,335,177)	1,354,357	(1,709,173)

Total expenses	57,874,368	58,197,982	171,895,480	158,910,579

Loss from operations	(32,817,464)	(40,215,832)	(106,635,577)	(98,339,000)
Interest income	1,949,898	3,620,882	6,646,015	10,499,232
Other income (expense)	(304)	104,339	(73,881)	85,939
Changes in fair value of warrant liability	(756,700)	7,485,695	(1,480,395)	643,195

Loss before income taxes	(31,624,570)	(29,004,916)	(101,543,838)	(87,110,634)
Income tax benefit (expense)	85,157	(16,126)	(66,315)	(32,601)

Net loss	$(31,539,413)	$(29,021,042)	$(101,610,153)	$(87,143,235)

Loss per share – basic and diluted	$(0.15)	$(0.14)	$(0.50)	$(0.43)
Weighted average number of common shares used in computing net loss per share - basic and diluted	204,972,162	201,810,477	203,660,885	201,287,948

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$2,405,375	$737,878	$5,332,489	$1,936,685
General and administrative	3,139,578	3,085,754	10,176,965	7,523,812
Research and development	361,752	365,026	1,299,092	730,300
Sales and marketing	251,060	132,493	669,495	300,240
Total share-based compensation expense	$6,157,765	$4,321,151	$17,478,041	$10,491,037

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2024	December 31, 2023

Assets

Current assets
Cash and cash equivalents	$130,784,683	$218,338,658
Marketable securities	1,202,290	1,135,200
Accounts receivable	11,304,717	5,440,447
Prepaid expenses and other	15,539,171	13,090,072
	158,830,861	238,004,377

Other non-current assets	533,636	1,626,802
Property and equipment, net	18,448,739	19,689,987
Right-of-use assets, net	1,985,227	2,473,903
Intangible assets, net	26,737,419	23,262,428
Goodwill	10,655,391	10,655,391
	$217,191,273	$295,712,888

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$25,668,998	$24,713,203
Deferred revenue	12,594,590	7,003,891
Deferred tax liability	1,030,757	-
Lease liabilities	1,036,062	975,844
Contingent consideration	-	863,643
	40,330,407	33,556,581

Lease liabilities, long-term	1,041,805	1,630,837
Contingent consideration, net of current portion	-	705,717
Warrant liability	9,177,000	7,696,605
Other liability	500,000	500,000
	51,049,212	44,089,740
Commitments and contingencies (Note 13)

Shareholders’ equity
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 118,502,715 and 114,926,700 shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively; 170,000,000 Class C (and corresponding ExchangeCo Share) authorized, 165,153,621 and 165,353,621shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively; 110,000,000 Class D authorized, 105,782,403 and 105,782,403 shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively)	768,861	768,523
Accumulated deficit	(246,813,316)	(145,203,163)
Additional paid-in capital	412,186,516	396,057,788
	166,142,061	251,623,148
	$217,191,273	$295,712,888

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended September 30, 2024
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2024	118,015,270	165,153,621	105,782,403	$741,719	$16,515	$10,578	$407,174,201	$(215,273,903)	$192,669,110
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	487,445	-	-	49	-	-	896	-	945
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,127,010)	-	(1,127,010)
Share-based compensation	-	-	-	-	-	-	6,138,429	-	6,138,429
Loss for the period	-	-	-	-	-	-	-	(31,539,413)	(31,539,413)
Balance September 30, 2024	118,502,715	165,153,621	105,782,403	$741,768	$16,515	$10,578	$412,186,516	$(246,813,316)	$166,142,061

For the nine months ended September 30, 2024
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2023	114,926,700	165,353,621	105,782,403	$741,410	$16,535	$10,578	$396,057,788	$(145,203,163)	$251,623,148
Issuance of Class A Common Stock in exchange for Class C Common Stock	200,000	(200,000)	-	20	(20)	-	-	-	-
Issuance of Class A Common Stock in connection with Callin acquisition	845,570	-	-	85	-	-	2,739,184	-	2,739,269
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	2,530,445	-	-	253	-	-	295,473	-	295,726
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,915,138)	-	(1,915,138)
Share-based compensation	-	-	-	-	-	-	15,009,209	-	15,009,209
Loss for the period	-	-	-	-	-	-	-	(101,610,153)	(101,610,153)
Balance September 30, 2024	118,502,715	165,153,621	105,782,403	$741,768	$16,515	$10,578	$412,186,516	$(246,813,316)	$166,142,061

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended September 30, 2023
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2023	112,484,140	167,662,214	105,782,403	$741,169	$16,766	$10,578	$387,851,901	$(86,904,894)	$301,715,520
Issuance of Class A Common Stock in connection with the Callin acquisition	14,386	-	-	2	-	-	143,714	-	143,716
Holdback of Class A Common Stock for the repayment of domain name loan in connection with the acquisition of Locals Technology Inc.	(26,731)	-	-	(3)	-	-	(391,232)	-	(391,235)
Issuance of Class A Common Stock upon vesting of restricted stock units	441,968	-	-	45	-	-	-	-	45
Net share settlement on restricted stock units	(303,200)	-	-	(35)	-	-	(1,621,006)	-	(1,621,041)
Share-based compensation	-	-	-	-	-	-	4,321,151	-	4,321,151
Loss for the period	-	-	-	-	-	-	-	(29,021,042)	(29,021,042)
Balance September 30, 2023	112,610,563	167,662,214	105,782,403	$741,178	$16,766	$10,578	$390,304,528	$(115,925,936)	$275,147,114

For the nine months ended September 30, 2023
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2022	111,467,763	167,662,214	105,782,403	$741,013	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779
Issuance of issuable Class A Common Stock in connection with the Callin acquisition	981,243	-	-	149	-	-	14,664,682	-	14,664,831
Issuance costs in connection with Callin acquisition	-	-	-	-	-	-	(40,478)	-	(40,478)
Holdback of Class A Common Stock for the repayment of domain name loan in connection with the acquisition of Locals Technology Inc.	(26,731)	-	-	(3)	-	-	(391,232)	-	(391,235)
Issuance of Class A Common Stock upon vesting of restricted stock units	536,113	-	-	54	-	-	-	-	54
Net share settlement on restricted stock units	(347,825)	-	-	(35)	-	-	(2,068,604)	-	(2,068,639)
Share-based compensation	-	-	-	-	-	-	10,491,037	-	10,491,037
Loss for the period	-	-	-	-	-	-	-	(87,143,235)	(87,143,235)
Balance September 30, 2023	112,610,563	167,662,214	105,782,403	$741,178	$16,766	$10,578	$390,304,528	$(115,925,936)	$275,147,114

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the nine months ended September 30,	2024	2023

Cash flows provided by (used in)

Operating activities
Net loss for the period	$(101,610,153)	$(87,143,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	9,118,603	3,077,705
Share-based compensation	14,666,835	10,491,037
Non-cash interest expense	-	33,255
Net trade and barter revenue and expense	1,327,605	-
Non-cash lease expense	805,679	481,542
Change in fair value of warrants	1,480,395	(643,195)
Change in fair value of contingent consideration	1,354,357	(1,709,173)

Changes in operating assets and liabilities:
Accounts receivable	(5,864,270)	(1,785,330)
Prepaid expenses and other	(1,384,211)	(4,952,942)
Accounts payable and accrued liabilities	976,194	16,375,555
Deferred revenue	4,263,094	6,446,972
Deferred tax liability	1,030,757	-
Operating lease liabilities	(817,540)	(502,923)
Net cash used in operating activities	(74,652,655)	(59,830,732)

Investing activities
Purchase of property and equipment	(2,654,913)	(11,008,811)
Purchase of intangible assets	(4,700,559)	(910,399)
Purchase of marketable securities	(1,202,290)	(1,135,200)
Sale and maturities of marketable securities	1,135,200	1,100,000
Cash acquired in connection with Callin acquisition	-	1,000,989
Cash paid to non-accredited investors in connection with Callin acquisition	(204,846)	-
Cash paid in connection with North River acquisition	(3,654,500)	-
Net cash used in investing activities	(11,281,908)	(10,953,421)

Financing activities
Taxes paid from net share settlement for share-based compensation	(1,915,138)	(462,658)
Proceeds from exercise of stock options	295,726	-
Share issuance costs	-	(40,478)
Net cash used in financing activities	(1,619,412)	(503,136)

Effect of exchange rate changes on cash and cash equivalents	-	1,882
Decrease in cash and cash equivalents during the period	(87,553,975)	(71,285,407)

Cash and cash equivalents, beginning of period	218,338,658	337,169,279
Cash and cash equivalents, end of period	$130,784,683	$265,883,872

Supplemental cash flow information
Cash paid for income taxes	$71,864	$32,601
Cash paid for interest	278	4,212
Cash paid for lease liabilities	945,354	611,639

Non-cash investing and financing activities:
Non-cash consideration related to the acquisition of Callin (Note 3)	-	18,226,572
Class A Common Stock issued to settle contingent consideration liability	1,404,753	-
Property and equipment in accounts payable and accrued liabilities	49,343	1,522,938
Recognition of operating right-of-use assets in exchange of operating lease liabilities, net of derecognition of terminated leases	317,003	969,473
Settlement of loan receivable in exchange for Class A Common Stock	-	391,235
Share-based compensation capitalized related to intangible assets	342,374	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

1.	Overview and Basis of Presentation

Nature of Operations

On December 1, 2021, Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada (“Legacy Rumble”) and CF Acquisition VI, a Delaware corporation (“CFVI”) entered into a business agreement (the “Business Combination Agreement”). On September 16, 2022, pursuant to the terms of the Business Combination Agreement, Legacy Rumble and CFVI announced the completion of a transaction (the “Business Combination”) whereby CFVI was renamed Rumble Inc. and Legacy Rumble was renamed Rumble Canada Inc.

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to the: allowance for credit losses; valuation of share-based compensation awards; estimates in the determination of the fair value of assets acquired and liabilities assumed in connection with acquisitions; fair value of financial instruments including warrant liability and contingent consideration; discount rate in determining lease liabilities; valuation of long-lived assets and their associated useful lives, valuation of goodwill; the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes; and estimates in the determination of the fair value of non-cash consideration earned in trade and barter transactions. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

2.	Summary of Significant Accounting Policies

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. Trade and barter revenue was $1,672,395 and $nil for the three months ended September 30, 2024 and 2023, respectively. Trade and barter revenue was $1,672,395 and $nil for the nine months ended September 30, 2024 and 2023, respectively. Trade and barter expenses were $nil and $nil for the three months ended September 30, 2024 and 2023, respectively. Trade and barter expenses were $3,000,000 and $nil for the nine months ended September 30, 2024 and 2023, respectively. The trade and barter expense is recorded in sales and marketing expense in the condensed consolidated interim statement of operations.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will be on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning January 1, 2025, with early adoption permitted. The ASU is expected to result in incremental disclosures to the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this ASU require additional disclosure of specified information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 is effective for annual periods for the Company beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will be on our financial statement disclosures.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

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

For the three and nine months ended September 30, 2024 and 2023

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

During the three and nine months ended September 30, 2024, certain of the contingently issuable shares were issued. Refer to Note 11 for the share-based compensation and below for the impact on contingent consideration.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

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

On May 15, 2024, retention payment 1 was met resulting in the issuance of 196,469 shares of Class A Common Stock and a cash payment of $106,026. Retention payment 2 was reclassified to equity because the number of shares to be issued if the contingency is met is now fixed. As a result, the Company recognized $1,334,516 in equity and $184,448 in accounts payable and accrued liabilities. As of September 30, 2024, retention payment 2 has not been met.

The Company has recognized a change in fair value for the retention payment 1 and 2 contingent consideration of $nil and $1,354,357 due to the change in the Company’s stock price and the probability of each contingency being met for the three and nine months ended September 30, 2024, respectively.

Milestone payments 1 and 2

The Company has determined that milestone payments 1 and 2 are separate units of account because a fixed number of shares will be issued if each contingency is met, and meeting one contingency is not dependent on the other. The key inputs into the fair value determination are the probability of each contingency being met, and the share price on the Acquisition Date. As of September 30, 2024, milestone payments 1 and 2 were met resulting in the issuance of 513,330 shares of Class A Common Stock and a cash payment of $98,820.

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

For the three and nine months ended September 30, 2024 and 2023

3.	Acquisitions (Continued)

Acquisition of North River Project Inc.

On October 3, 2023, the Company acquired 100% of the outstanding equity of North River Project Inc. (“North River”), for $10,000,000 Canadian Dollars ($7,293,000 US Dollars) in cash upfront and future contingent cash payments of up to $10,000,000 Canadian Dollars. The contingent consideration contains two payments each consisting of $5,000,000 Canadian Dollars upon the completion of feature development and integration of the acquired technology into the Company’s existing software within a 5-year period. The Company has elected to account for the contingent consideration at the point in time in which the payments have been met. On June 4, 2024, one of the milestones was achieved and consequently the Company made a cash payment of $5,000,000 Canadian Dollars ($3,654,500 US Dollars) to the former North River equity holders. As of September 30, 2024, the second contingent milestone has not been met.

The Company allocated the upfront consideration to the acquired assets based on their relative fair value on the date of acquisition as follows:

Fair Value
Software and technology	$9,000,740
Assembled workforce	366,188
Net working capital	(14,808)
Deferred tax liability	(2,059,120)
Total consideration	$7,293,000

The Company allocated the first contingent payment to the acquired assets based on their relative fair value on the date the milestone was met as follows:

Fair Value
Software and technology	$4,500,536
Assembled workforce	184,721
Deferred tax liability	(1,030,757)
Total consideration	$3,654,500

The additions were allocated to the cost basis of the acquired assets and the Company recognized a cumulative catch up on the amortization expense in the amount of $744,351 during the nine months ended September 30, 2024.

The acquired software and technology was assigned a useful life of 5 years and the assembled workforce was assigned a useful life of 2 years. The assets are recorded in intangible assets in the Company’s condensed consolidated interim balance sheet.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

4.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023

Audience Monetization	$21,849,447	$15,950,047	$56,941,453	$54,533,739
Other Initiatives	3,207,457	2,032,103	8,318,450	6,037,840
Total revenues	$25,056,904	$17,982,150	$65,259,903	$60,571,579

Audience Monetization

Audience Monetization includes: advertising fees on the Rumble platform; subscription fees earned primarily from consumer product offerings such as Rumble Premium; Locals and badges; revenues generated from content that is licensed by third-parties; pay-per-view; and fees from tipping and platform hosting fees. Advertising fees are generated by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users.

Other Initiatives

Other Initiatives includes: digital advertisements that are placed on Rumble’s network of third-party publisher websites or mobile applications and cloud. Cloud includes consumption-based fees, subscriptions for infrastructure and professional services.

The Company recognizes revenue either at a point in time, or over time, depending upon the characteristics of the contract.

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023

Point in time	$10,052,336	$5,647,164	$23,870,130	$16,102,863
Over time	15,004,568	12,334,986	41,389,773	44,468,716
Total revenues	$25,056,904	$17,982,150	$65,259,903	$60,571,579

Deferred Revenue

Deferred revenue recorded at September 30, 2024 is expected to be fully recognized by September 30, 2025. The deferred revenue balance was $12,594,590 and $7,003,891 as of September 30, 2024 and December 31, 2023, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

5.	Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents as of September 30, 2024 and December 31, 2023 consist of the following:

	Contracted	September 30, 2024	December 31, 2023
	Maturity	Balance	Balance

Cash	Demand	$4,953,997	$11,632,839
Treasury bills and money market funds	Demand	125,830,686	206,705,819
		$130,784,683	$218,338,658

Marketable securities consist of term deposits of $1,202,290 and $1,135,200 as of September 30, 2024 and December 31, 2023, respectively. The Company did not have any long-term investments as of September 30, 2024 or December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the Company’s day-to-day business operations.

6.	Property and Equipment

	September 30,	December 31,
	2024	2023
Computer hardware	$24,598,021	$21,969,345
Furniture and fixtures	123,417	121,077
Leasehold improvements	1,935,798	1,911,901
	26,657,236	24,002,323
Accumulated depreciation	(8,208,497)	(4,312,336)
Net carrying value	$18,448,739	$19,689,987

Depreciation expense on property and equipment was $1,389,867 and $793,389 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense on property and equipment was $3,896,161 and $2,012,386 for the nine months ended September 30, 2024 and 2023, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. Our leases have original lease periods expiring between 2024 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	September 30, 2024		December 31, 2023
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Right-of-use assets	$4,150,187	$(2,164,960)	$3,833,184	$(1,359,281)
Net book value		$1,985,227		$2,473,903

Operating lease costs for the three months ended September 30, 2024 and 2023 was $312,788 and $222,696, respectively. Operating lease costs for the nine months ended September 30, 2024 and 2023 was $950,156 and $552,706, respectively. These costs are included in general and administrative expenses in the condensed consolidated interim statement of operations.

Weighted average remaining lease term and discount rate were as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term	2.24 years	2.65 years
Weighted average discount rate	7.37%	7.52%

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of September 30, 2024:

2024	$639,380
2025	1,008,884
2026	572,664
2027	26,426
2,247,354
Less: imputed interest	(169,487)
2,077,867
Current portion	$1,036,062
Long-term portion	$1,041,805

*	Imputed interest represents the difference between undiscounted cash flows and cash flows

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

8.	Intangible Assets

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$461,663	$(162,637)	$299,026
Domain name	500,448	(111,041)	389,407
Brand	1,284,000	(376,669)	907,331
Software and technology	25,897,260	(5,694,656)	20,202,604
Internal software development	5,514,525	(850,928)	4,663,597
Assembled workforce	550,909	(275,455)	275,454
	$34,208,805	$(7,471,386)	$26,737,419

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$461,663	$(101,023)	$360,640
Domain name	500,448	(86,019)	414,429
Brand	1,284,000	(280,369)	1,003,631
Software and technology	20,894,389	(1,618,906)	19,275,483
Internal software development	2,004,684	(116,854)	1,887,830
Assembled workforce	366,188	(45,773)	320,415
	$25,511,372	$(2,248,944)	$23,262,428

Amortization expense related to intangible assets was $1,738,375 and $559,682 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $5,222,442 and $1,065,319 for the nine months ended September 30, 2024 and 2023, respectively.

For intangible assets held as of September 30, 2024, future amortization expense is as follows:

2024	$1,780,453
2025	7,012,412
2026	6,523,439
2027	5,965,066
2028	4,650,495
Thereafter	805,554
$26,737,419

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

9.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of September 30, 2024 and December 31, 2023, an amount of $500,000 related to these expenses was recorded in other liability.

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

The Company’s indirect, wholly owned Canadian subsidiary 1000045728 Ontario Inc. (“ExchangeCo”) has 165,153,621 exchangeable shares (“ExchangeCo Shares”) outstanding at September 30, 2024 that are exchangeable at any time by the holder on a one-to-one basis into Class A Common Stock. The ExchangeCo Shares are entitled to any dividends that are declared on Class A Common Stock and participate in liquidation on the same basis as the holders of Class A Common Stock. Each ExchangeCo Share is issued “in tandem” with one share of Class C Common Stock. At the time an ExchangeCo Share is exchanged by the holder, the Company will issue one share of Class A Common Stock and the ExchangeCo Share and corresponding Class C Common Stock are cancelled. The ExchangeCo Share and the related share of Class C Common Stock cannot be separated. The Company views each ExchangeCo Share and its corresponding share of Class C Common Stock as one unit of account that is economically similar to a share of Class A Common Stock.

The following shares of common stock are issued and outstanding at:

	September 30, 2024		December 31, 2023
	Number	Amount	Number	Amount

Class A Common Stock	118,502,715	$741,768	114,926,700	$741,410
Class C Common Stock and its related ExchangeCo Share	165,153,621	16,515	165,353,621	16,535
Class D Common Stock	105,782,403	10,578	105,782,403	10,578
Balance	389,438,739	$768,861	386,062,724	$768,523

Former holders of Legacy Rumble’s common shares are eligible to receive up to an aggregate of 105,000,000 additional shares of the Company’s Class A Common Stock, of which 76,412,604 shares are currently held in escrow and 28,587,396 shares will be issued if and when the contingency is met. Similarly, the Sponsor’s common shares are eligible to receive up to an aggregate of 1,963,750 additional shares of the Company’s Class A Common Stock, which will be issued if and when the contingency is met. The holders are eligible to the shares if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100)% for a period of 20 trading days during any 30 trading-day period. The term will expire September 16, 2027. If there is a change in control prior to September 16, 2027 resulting in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the holders.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

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

As of September 30, 2024, there were 58,165,382 shares of Class A Common Stock reserved for future issuance under the Stock Option Plan.

Rumble Inc. 2022 Stock Incentive Plan

The Rumble Inc. 2022 Stock Incentive Plan (the “Stock Incentive Plan”) was approved by the board of directors and the stockholders of the Company, and became effective, on September 16, 2022. The Company initially reserved 27,121,733 shares of Common Stock for issuance under the Stock Incentive Plan, subject to a ten-year an evergreen feature.

As of September 30, 2024, there were 36,361,367 shares of Class A Common Stock reserved for future issuance under the Stock Incentive Plan.

Rumble Inc. 2024 Employee Stock Purchase Plan

The Rumble Inc. 2024 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) was approved by the board of directors and the stockholders of the Company, and became effective, on March 26, 2024. The Company initially reserved 1,500,000 shares of Common Stock for issuance under the Employee Stock Purchase Plan.

As of September 30, 2024, there were no shares of Class A Common Stock reserved for future issuance under the Employee Stock Purchase plan.

Restricted Stock Units

The following table reflects the continuity of unvested restricted stock units (“RSUs”) transactions:

	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	1,631,338	$10.55
Granted	2,156,218	7.04
Vested	(1,277,945)	9.18
Forfeited	(83,587)	7.14
Outstanding, September 30, 2024	2,426,024	$8.27

The total unrecognized compensation cost for the RSUs outstanding is $14,831,795 which is expected to be recognized over a weighted average period of 1.33 years.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

11.	Share-Based Compensation Expense (Continued)

Stock Options

The following table reflects the continuity of stock option transactions:

	Nine months ended September 30, 2024
	Service Conditions		Performance Conditions
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding, beginning of year	65,004,839	$0.50	358,249	$9.42
Granted	3,068,682	6.65	-	-
Exercised	(1,580,468)	0.19	-	-
Forfeited	(5,463,736)	4.92	-	-
Outstanding, end of period	61,029,317	$0.69	358,249	$9.42

Vested and exercisable	58,535,187	$0.20	-	$-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of September 30, 2024, the aggregate intrinsic value of options outstanding was $297,246,733 and the aggregate intrinsic value of the options vested and exercisable was $297,227,311.

The total unrecognized compensation cost for options with a service only condition and options with a performance condition as of September 30, 2024 was $17,262,049 and $3,000,000, respectively. For the options with a service only condition, as of September 30, 2024, the cost is expected to be recognized over a weighted average period of 2.58 years.

As of December 31, 2024, the Company had 2,592,616 stock options outstanding included within the service condition awards that had market based vesting conditions if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100)% for a period of 20 trading days during any 30 trading-day period. As of September 30, 2024, there were no such market based awards outstanding.

As of September 30, 2024, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the consolidated statement of operations.

The weighted average grant date fair value of the outstanding options with a service only condition and options with a performance condition as of September 30, 2024 was $1.10 and $8.37, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

11.	Share-Based Compensation Expense (Continued)

Rights to Acquisition Related Post-Combination Expense

As described in Note 3, share-based compensation expense relates to rights to contingent consideration that were accounted for as post-combination expense. Share-based compensation expense recognized in the condensed consolidated interim statement of operations related to the rights to contingent consideration was $220,378 and $1,058,030 for the three months ended September 30, 2024 and 2023, respectively. Share-based compensation expense recognized in the condensed consolidated interim statement of operations related to the rights to contingent consideration was $2,254,159 and $1,566,163 for the nine months ended September 30, 2024 and 2023, respectively.

As discussed in Note 3, certain milestones were met during the nine months ended September 30, 2024. As a result, 135,771 shares of Class A Common Stock were issued and $2,284,085 of cash was paid to settle the rights to contingent consideration.

As of September 30, 2024, there was $570,588 of total unrecognized compensation cost related to rights with a service only condition. That cost is expected to be recognized over a weighted average period of 0.62 years.

12.	Loss per Share

As discussed in Note 10, when taken together, an ExchangeCo Share and a Class C Common Stock are economically similar to a Class A Common Stock. As a result, the Company computes basic loss per share by dividing net loss attributable to the Company by the weighted average number of Class A Common Stock and ExchangeCo Shares issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the three and nine months ended September 30, 2024 and 2023. Shares of Class D Common Stock do not share in earnings and are not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

13.	Commitments and Contingencies

Commitments

The Company has non-cancelable contractual commitments of approximately $45 million as of September 30, 2024, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over three years commencing in 2024.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of September 30, 2024, there were no material indemnification claims that were probable or reasonably possible.

As of September 30, 2024, Rumble was defending a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million.

The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

14.	Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Warrant Liability	Marketable Securities	Contingent Consideration
December 31, 2023	$7,696,605	$1,135,200	$1,569,360
Change in fair value	1,480,395	-	1,354,357
Settlement by issuance of shares	-	-	(1,404,753)
Reclassification to equity	-	-	(1,334,516)
Reclassification to accounts payable and accrued liabilities	-	-	(184,448)
Sale and maturities of marketable securities	-	(1,135,200)	-
Purchase of marketable securities	-	1,202,290	-
September 30, 2024	$9,177,000	$1,202,290	$-

Warrant liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of September 30, 2024 and December 31, 2023, the number of warrants outstanding and weighted average exercise price were 8,050,000 warrants and $11.50, respectively. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

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

For the three and nine months ended September 30, 2024 and 2023

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended September 30, 2024 and 2023, one customer accounted for $3,192,053 and $5,751,157 or 13% and 32% of revenue, respectively. For the nine months ended September 30, 2024 and 2023, one customer accounted for $11,671,470 and $29,762,071 or 18% and 49% of revenue, respectively. As of September 30, 2024, one customer accounted for 11% of accounts receivable. As of December 31, 2023, one customer accounted for 35% of accounts receivable.

16.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $3,595,041 and $3,251,238 for the three months ended September 30, 2024 and 2023, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $2,458,338 and $1,980,511 for the three months ended September 30, 2024 and 2023, respectively. Compensation to related parties totaled $10,725,648 and $9,535,624 for the nine months ended September 30, 2024 and 2023, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $7,311,243 and $5,802,382 for the nine months ended September 30, 2024 and 2023, respectively.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Chris Pavlovski, our Chairman and Chief Executive Officer, and Ryan Milnes, a member of our board of directors, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $882,605 and $709,101 during the three months ended September 30, 2024 and 2023, respectively. The Company incurred related party expenses for these services of $2,546,215 and $1,978,136 during the nine months ended September 30, 2024 and 2023, respectively. Accounts payable and accrued liabilities for personnel services was $590,885 and $276,018 as of September 30, 2024 and December 31, 2023, respectively.

There were no other related party transactions during these periods.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

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

The following presents the revenue by geographic region:

	Three months ended		Nine months ended
	September 30		September 30
	2024	2023	2024	2023

United States	$23,583,664	$15,861,360	$62,155,441	$55,659,103
Canada	488,490	401,102	921,473	697,985
Other	984,750	1,719,688	2,182,989	4,214,491

	$25,056,904	$17,982,150	$65,259,903	$60,571,579

The Company tracks assets by physical location. Long lived assets consist of property and equipment, net, and are shown below:

	September 30, 2024	December 31, 2023

United States	$18,185,258	$19,334,231
Canada	263,481	355,756
	$18,448,739	$19,689,987

18.	Subsequent Events

On October 18, 2024, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which became effective on October 25, 2024. The shelf registration statement is intended to provide the Company with the flexibility to raise capital from time to time from the offering of up to $300 million of Class A Common Stock, preferred stock, debt securities, warrants, subscription rights and/or units consisting of some or all of these securities, conducted in one or multiple offerings while the shelf registration statement is effective.

The Company’s management reviewed all material events through November 12, 2024, and there were no material subsequent events other than those disclosed above.

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

Revenues

We generate revenues primarily from Audience Monetization and Other Initiatives.

Audience Monetization includes: advertising fees on the Rumble platform; subscription fees earned primarily from consumer product offerings such as Rumble Premium; Locals and badges; revenues generated from content that is licensed by third-parties; pay-per-view; and fees from tipping and platform hosting fees. Advertising fees are generated by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks, or purchases taken, by our users.

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

Cost of Services (Exclusive of Amortization and Depreciation)

Cost of services consists of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to compensation to content providers, including share-based compensation, from whom video and other content are licensed. These costs are paid to these providers based on revenues generated, or in fixed amounts. In certain circumstances, we incur additional costs related to incentivizing top content creators to promote and join our platform; and

●	Other cost of services such as third-party service provider costs, including data center and networking, as well as payment processing fees and costs paid to publishers.

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

MAUs (GA4) were 67 million on average in the third quarter of 2024, an increase of 26% from the second quarter of 2024. We believe that this increase is attributable to an increased interest in political news in the third quarter of 2024, including the lead-up to the United States presidential election.

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

Average Revenue Per User (“ARPU”)

We use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics). ARPU does not include Other Initiatives revenue.

ARPU was $0.33 in the third quarter of 2024, a decrease of 11% from the second quarter of 2024. Given that we are currently in the early stages of monetizing our user base, we expect to see some lag in revenue relative to our users, particularly during periods of high user growth.  As a result, in the third quarter we saw a decrease in ARPU as revenue growth slightly lagged our strong MAU growth from the lead-up to the United States presidential election.

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

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for three months ended September 30, 2024 and 2023:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the three months ended September 30, 2024 and 2023 and the dollar and percentage change between the two periods:

For the three months ended September 30,	2024	2023	Variance ($)	Variance (%)

Revenues	$25,056,904	$17,982,150	$7,074,754	39%

Expenses
Cost of services (content, hosting and other)	$36,428,951	$39,751,475	$(3,322,524)	(8)%
General and administrative	9,710,935	9,688,129	22,806	0%
Research and development	4,650,688	5,111,748	(461,060)	(9)%
Sales and marketing	3,955,552	3,182,903	772,649	24%
Acquisition-related transaction costs	-	445,833	(445,833)	(100)%
Amortization and depreciation	3,128,242	1,353,071	1,775,171	131%
Changes in fair value of contingent consideration	-	(1,335,177)	1,335,177	(100)%
Total expenses	57,874,368	58,197,982	(323,614)	(1)%
Loss from operations	(32,817,464)	(40,215,832)	7,398,368	(18)%
Interest income	1,949,898	3,620,882	(1,670,984)	(46)%
Other income (expense)	(304)	104,339	(104,643)	(100)%
Change in fair value of warrant liability	(756,700)	7,485,695	(8,242,395)	(110)%
Loss before income taxes	(31,624,570)	(29,004,916)	(2,619,654)	9%
Income tax benefit (expense)	85,157	(16,126)	101,283	(628)%
Net loss	$(31,539,413)	$(29,021,042)	$(2,518,371)	9%

Revenues

Revenues increased by $7.1 million to $25.1 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, of which $5.9 million was attributable to an increase in Audience Monetization revenues and $1.2 million was attributable to higher Other Initiatives. The increase in Audience Monetization revenues was mainly due to higher advertising and subscription revenue. The increase in revenue from Other Initiatives was mostly due to more advertising inventory being monetized by our publisher network and an increase in cloud services offered.

Cost of Services

Cost of services decreased by $3.3 million to $36.4 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was due to a decrease in programming and content costs of $5.4 million, offset by an increase of $1.7 million in share-based compensation and $0.4 million in other cost of services. The decrease in programming and content costs was primarily due to a reduction of $7.9 million in guaranteed creator commitment costs, which was partially offset by a $2.5 million increase in the creators’ share of revenue.

General and Administrative Expenses

General and administrative expenses increased by $23.0 thousand to $9.7 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was mainly due to payroll and related expenses offset by a decrease in other administrative expenses such as public company-related costs, including legal, insurance, and other administrative services.

Research and Development Expenses

Research and development expenses decreased by $0.5 million to $4.7 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was mainly due to a decrease in payroll and related expenses of $0.5 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.8 million to $4.0 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was due to an increase in payroll and related expenses of $0.8 million.

Acquisition-related Transaction Costs

Acquisition-related transaction costs decreased by $0.4 million to $nil in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Acquisition-related transaction costs for the three months ended September 30, 2023 consisted of transaction costs incurred related to acquisitions completed in 2023.

Amortization and Depreciation

Amortization and depreciation increased by $1.8 million to $3.1 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was due to an increase of $0.6 million from depreciation on our property and equipment as we continue to build out our infrastructure as well as an increase in amortization from intangible assets of $1.2 million.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $1.3 million to $nil for the three months ended September 30, 2024. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and the Company’s share price at closing. The gain from the change in fair value of contingent consideration in 2023 was directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met. On May 15, 2024, the contingent consideration was derecognized and reclassified to equity.

Interest Income

Interest income decreased by $1.7 million to $1.9 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was due to the fact that the Company invested less in money market funds, treasury bills, and term deposits.

Other Income (Expense)

Other income (expense) decreased by $0.1 million to an immaterial amount for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to lower foreign currency rate fluctuation as we maintained the majority of our cash balance in U.S. dollars, which is our functional currency, as of September 30, 2024.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $8.2 million resulting in a loss of $0.8 million in the three months ended September 30, 2024. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Income Tax Benefit (Expense)

Income tax benefit (expense) increased by $0.1 million to $0.1 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Comparisons for nine months ended September 30, 2024 and 2023:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the nine months ended September 30, 2024 and 2023 and the dollar and percentage change between the two periods:

For the nine months ended September 30,	2024	2023	Variance ($)	Variance (%)

Revenues	$65,259,903	$60,571,579	$4,688,324	8%

Expenses
Cost of services (content, hosting and other)	$103,949,438	$106,615,656	$(2,666,218)	(3)%
General and administrative	29,448,330	27,482,408	1,965,922	7%
Research and development	14,497,709	12,078,168	2,419,541	20%
Sales and marketing	13,527,043	10,215,780	3,311,263	32%
Acquisition-related transaction costs	-	1,150,035	(1,150,035)	(100)%
Amortization and depreciation	9,118,603	3,077,705	6,040,898	196%
Changes in fair value of contingent consideration	1,354,357	(1,709,173)	3,063,530	(179)%
Total expenses	171,895,480	158,910,579	12,984,901	8%
Loss from operations	(106,635,577)	(98,339,000)	(8,296,577)	8%
Interest income	6,646,015	10,499,232	(3,853,217)	(37)%
Other income (expense)	(73,881)	85,939	(159,820)	(186)%
Change in fair value of warrant liability	(1,480,395)	643,195	(2,123,590)	(330)%
Loss before income taxes	(101,543,838)	(87,110,634)	(14,433,204)	17%
Income tax expense	(66,315)	(32,601)	(33,714)	103%
Net loss	$(101,610,153)	$(87,143,235)	$(14,466,918)	17%

Revenues

Revenues increased by $4.7 million to $65.3 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, of which $2.4 million was attributable to an increase in Audience Monetization revenues and higher Other Initiatives revenues of $2.3 million. The increase in Audience Monetization was mainly due to increases in subscription, platform hosting fees and tipping fees, offset by decreases in advertising fees. The increase in revenue from Other Initiatives was mostly due to more advertising inventory being monetized by our publisher network and cloud services offered.

Cost of Services

Cost of services decreased by $2.7 million to $103.9 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was due to a decrease in programming and content costs of $7.6 million, offset by an increase of $1.5 million in other cost of services and $3.4 million in share-based compensation. The decrease in programming and content costs was primarily due to a reduction of $9.0 million in guaranteed creator commitment costs, which was partially offset by a $1.4 million increase in the creators’ share of revenue.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million to $29.4 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to increases in payroll and related expenses of $1.2 million and share-based compensation of $2.6 million, offset by a decrease in other administrative expenses of $1.8 million. The $2.6 million increase in share-based compensation was related to the recognition of contingent shares issued in connection with the Callin acquisition that was accounted for as a post-combination expense as well as the expense of previously and newly granted restricted stock units and stock options for certain employees and executives. The $1.8 million decrease in other administrative expenses was mainly driven by public company-related costs, including legal, insurance, and other administrative services.

Research and Development Expenses

Research and development expenses increased by $2.4 million to $14.5 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to an increase in payroll and related expenses of $2.1 million, as well as a $0.3 million increase in costs related to computer software and hardware, and other expenses used in research and development-related activity.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.3 million to $13.5 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to an increase of $2.3 million in payroll and related expenses, $0.5 million in consulting services, and $0.5 million due to other marketing and public relations activities.

Acquisition-related Transaction Costs

Acquisition-related transaction costs decreased by $1.2 million to $nil in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Acquisition-related transaction costs for the nine months ended September 30, 2023 consisted of transaction costs incurred related to acquisitions completed in 2023.

Amortization and Depreciation

Amortization and depreciation increased by $6.0 million to $9.1 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to an increase of $1.9 million from depreciation on our property and equipment as we continue to build out our infrastructure as well as an increase in amortization from intangible assets of $4.1 million.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $3.1 million resulting in a loss of $1.4 million for the nine months ended September 30, 2024. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and the Company’s share price at closing. The gain/loss from the change in fair value of contingent consideration can be directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met.

Interest Income

Interest income decreased by $3.9 million to $6.6 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was due to the fact that the Company invested less in money market funds, treasury bills, and term deposits.

Other Income (Expense)

Other income (expense) decreased by $0.2 million to $0.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to lower foreign currency rate fluctuation as we maintained the majority of our cash balance in U.S. dollars, which is our functional currency, as of September 30, 2024.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $2.1 million resulting in a loss of $1.5 million in the nine months ended September 30, 2024. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Income Tax Expense

Income tax expense decreased by an immaterial amount in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

Since the completion of our Business Combination in September 2022, we have financed operations primarily through cash generated from operating activities and the funds raised from our Business Combination. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of September 30, 2024, our cash, cash equivalents, and marketable securities balance was $132.0 million. Cash, cash equivalents, and marketable securities consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators, including sports leagues. As of September 30, 2024, we had entered into programming and content agreements with a minimum contractual cash commitment of $38 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 24 months, commencing in 2024.

The following table presents a summary of the unaudited condensed consolidated interim statement of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
Net cash provided by (used in):	2024	2023	Variance ($)
Operating activities	$(74,652,655)	$(59,830,732)	$(14,821,923)
Investing activities	(11,281,908)	(10,953,421)	(328,487)
Financing activities	(1,619,412)	(503,136)	(1,116,276)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 primarily consisted of net loss adjusted for certain non-cash items, including a $2.8 million loss on the change in fair value of warrants and contingent consideration, $14.7 million change in share-based compensation, $9.9 million changes in amortization and depreciation, $1.3 million changes in trade and barter revenue and expense, as well as changes in operating assets and liabilities. The increase in net cash used in operating activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was mostly due to an increase in operating assets and liabilities offset by changes in net loss adjusted for certain non-cash items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 consisted of $7.3 million in purchases of property, equipment, and intangible assets, $3.9 million in cash paid in connection with the acquisitions of Callin and North River, and $0.1 million in purchase of marketable securities, net of sales and maturities of marketable securities. The increase in net cash used in investing activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to an increase in purchases of intangible assets and marketable securities, which were partially offset by reduced spending on property and equipment. Additionally, the increase in net cash used was related to cash paid to non-accredited investors related to the Callin acquisition and cash paid in connection with the North River acquisition in the nine months ended September 30, 2024 as well as cash acquired in connection with the Callin acquisition in the nine months ended September 30, 2023.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 consisted of $1.9 million in taxes paid from the net share settlement of share-based compensation, offset by $0.3 million from proceeds related to stock options exercised. The increase in net cash used in financing activities was due to the taxes paid from the net share settlement of share-based compensation, offset by proceeds from stock options exercised in the nine months ended September 30, 2024 compared to net cash used related to share issuance costs incurred in the nine months ended September 30, 2023.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023
Total revenue	$25,056,904	$22,469,543	$17,733,456	$20,391,872
Net loss	$(31,539,413)	$(26,780,700)	$(43,290,040)	$(29,277,227)

	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022
Total revenue	$17,982,150	$24,974,054	$17,615,375	$19,957,025
Net loss	$(29,021,042)	$(29,454,080)	$(28,668,113)	$(944,668)

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use the non-GAAP financial measure of: Adjusted EBITDA, which is defined as net income (loss) excluding interest income (expense), net, other income (expense), net; provision for income taxes, depreciation and amortization, share-based compensation expense, acquisition-related expense, change in fair value of warrants, and change in fair value of contingent consideration. The Company’s management believes that it is important to consider Adjusted EBITDA, in addition to net income (loss), as it helps identify trends in our business that could otherwise be masked by the effect of the gains and losses that are included in net income (loss) but excluded from Adjusted EBITDA.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), the nearest GAAP equivalent. As a result of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

Reconciliation of Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net loss	$(31,539,413)	$(29,021,042)	$(101,610,153)	$(87,143,234)
Adjustments:
Amortization and depreciation	3,128,242	1,353,071	9,118,603	3,077,705
Share-based compensation expense	6,157,765	4,321,151	17,478,041	10,491,037
Interest income	(1,949,898)	(3,620,882)	(6,646,015)	(10,499,232)
Other (income) expense	304	(104,339)	73,881	(85,939)
Income tax (benefit) expense	(85,157)	16,126	66,315	32,601
Change in fair value of warrants liability	756,700	(7,485,695)	1,480,395	(643,195)
Change in fair value of contingent consideration	-	(1,335,177)	1,354,357	(1,709,173)
Acquisition-related transaction costs	-	445,833	-	1,150,035
Adjusted EBITDA	$(23,531,457)	$(35,430,954)	$(78,684,576)	$(85,329,395)

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

Acquisitions (Business Combination vs Asset Acquisition)

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgment to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

Valuation of Intangible Assets

The Company acquired intangible assets in connection with the acquisitions of Callin and North River. A valuation was performed to determine the estimated fair value of identifiable intangible assets related to the acquisition. Judgment is required to estimate the fair value of these identifiable intangible assets. We may use quoted market prices, prices for similar assets, present value techniques, and other valuation techniques such as the depreciated replacement cost and relief from royalty methods to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the degree of judgment involved in our estimation techniques, our estimate may result in a significant difference in the estimation of fair value.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with one customer. For the three months ended September 30, 2024 and 2023, one customer accounted for $3,192,053 and $5,751,157 or 13% and 32% of revenue, respectively. For the nine months ended September 30, 2024 and 2023, one customer accounted for $11,671,470 and $29,762,071 or 18% and 49% of revenue, respectively. As of September 30, 2024, one customer accounted for 11% of accounts receivable. As of December 31, 2023, one customer accounted for 35% of accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash, cash equivalents and marketable securities. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $132.0 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

In January 2021, we filed an antitrust lawsuit against Google in the United States District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. On October 11, 2024, Google filed a motion for summary judgment; the court has scheduled a hearing on that motion for January 23, 2025. Trial remains scheduled for May 19, 2025.

In addition in May 2024, we filed a second antitrust lawsuit against Google, also in the United States District Court for the Northern District of California, related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021. In August 2024, we filed an amended complaint, and in September 2024, Google filed a motion to dismiss. In parallel to the proceedings in the Northern District of California, the U.S. Judicial Panel on Multidistrict Litigation (JPML) filed a conditional order to transfer the case to the existing proceeding, In re: Google Digital Advertising Antitrust Litigation (JPML No. 3010). Google has opposed that motion, and the JPML has set a hearing on the transfer for December 5, 2024.

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

 In November 2023, we filed a defamation lawsuit in the U.S. District Court for the Middle District of Florida against Nandini Jammi and Claire Atkin, co-founders of an organization that targets news outlets and platforms that do not adhere to their political worldview. The lawsuit seeks actual, presumed, and punitive damages against Jammi and Atkin for their defamatory statements about Rumble, in addition to all costs and fees associated with the case. We have also asked the court to prohibit the defendants from repeating their false statements. In May 2024, the defendants filed a motion to dismiss for failure to state a claim. That motion is pending before the court, which held a hearing on November 7, 2024.

In August 2024, we filed an antitrust lawsuit in the U.S. District Court for the Northern District of Texas against the World Federation of Advertisers, WPP plc, and GroupM Worldwide LLC alleging a conspiracy to withhold advertising revenue from Rumble and other digital media platforms. The lawsuit seeks a declaration that the defendants’ conduct is illegal, a permanent injunction against the conduct, damages, interest, and legal fees, among other relief. In September 2024, we filed an amended complaint, which added Diageo plc as a defendant. We are in the process of serving the amended complaint on the defendants.

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

Our user base and user engagement growth are directly driven by the content available on our platform. We have acquired and expect to continue to acquire content by providing economic incentives, including minimum guaranteed earnings, to a limited number of content creators, including sports leagues. These incentives have included and may continue to include equity grants and cash payments. This content acquisition strategy is intended to allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As of September 30, 2024, we had entered into programming and content agreements with a minimum contractual cash commitment of $38 million. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial. To the extent our revenue and/or user growth assumptions associated with any particular creator do not meet our expectations, our financial performance, results of operations and liquidity may be negative impacted, since a failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

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

Our recent expansion into the cloud service business may not be successful and involves various risks relating to this business that may negatively affect our operating results, including:

●	our ability to derive an optimal pricing model that enables us to derive sufficient value from our customers while attracting new customers and retaining existing customers;

●	our reliance on third-party providers for data center space and colocation services and on public cloud providers to prevent service disruptions;

●	the intense competition that we face, including from companies with longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have;

●	our ability to attract and retain highly qualified personnel, particularly software and cloud engineers and sales and customer experience personnel;

●	the possibility that we may be unable to maintain and improve our platform performance, especially during peak usage times;

●	the possibility that we may underestimate or overestimate our data center capacity requirements and our capital expenditures on data centers, servers and equipment;

●	our ability to obtain or retain standard industry security certifications for our platform and products;

●	our exposure to possible liability and harm to our reputation if the security of our cloud is breached, resulting in the exposure of our customers’ data, including personal information, to cyber criminals and other nefarious actors;

●	the possibility that we may be unable to maintain the compatibility of our platform with third-party applications that our customers use in their businesses; and

●	our ability to respond to rapid technological changes with new solutions and services offerings.

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

Our commitment to diversity of opinion and refusal to censor content on our platforms has in the past resulted and is likely to continue to result in malicious media campaigns and advertiser boycotts directed against us. For example, in August 2024, we filed a lawsuit against the World Federation of Advertisers, as well as the advertising agency WPP and its subsidiary GroupM. Our lawsuit alleges that an initiative called the Global Alliance for Responsible Media (GARM), created by the WFA, established arbitrary standards for the content on digital platforms where its members may want to advertise. GARM used those one-size-fits-all standards to perpetrate an advertiser boycott against Rumble and other platforms. The suit also notes that GARM has vast reach since it counts the six largest ad agency holding companies among its members, including defendant WPP. We subsequently amended our complaint to add Diageo plc as a defendant.

Media campaigns and advertising boycotts against us may be intended to interfere with our relationships with streaming partners and advertisers, and these campaigns and boycotts may intensify if political polarization increases in the United States and Canada.

We expect that the proliferation of alternative media, including on our platform, will continue to be viewed as a growing competitive threat by established news organizations, and may result in an escalation, both in frequency and intensity, of negative publicity campaigns against us and our creators. Such campaigns, even if groundless in nature, may result in negative public perception and damage to relationships with our business partners, including additional or more intense advertiser boycotts, which may negatively impact our operating results and future growth potential.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety DisclosureS.

Not applicable.

Item 5. Other Information.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
1.1	Controlled Equity OfferingSM Sales Agreement, dated October 18, 2024, by and between Rumble Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Registration on Form S-3 filed on October 18, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLE INC.

Date: November 12, 2024		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: November 12, 2024		/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer