Form 10-K
period 2024-12-31
Rumble Inc.
filed 2025-03-25
CIK 1830081

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2024 was approximately $468.5 million.

As of March 20, 2025, the registrant had issued and outstanding (i) 214,817,093 shares of Class A common stock, par value $0.0001 per share, (ii) 123,690,477 shares of Class C common stock, par value $0.0001 per share, and (iii) 95,791,120 shares of Class D common stock, par value $0.0001 per share.

Rumble Inc.
Annual Report on Form 10-K
for the Year Ended December 31, 2024

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Form 10-K and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Form 10-K provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	our cloud business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	our recently implemented Bitcoin treasury strategy exposes us to various risks associated with holding Bitcoin;

●	we may fail to comply with applicable privacy laws, subjecting us to liability and damages;

●	our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, and cross-border data transfers;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	we have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we are unable to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating online video sharing platforms, other online platforms, and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Form 10-K, including those under “Item 1A. Risk Factors” herein, and other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”).

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

Soon after, the preferencing and censorship enforced by the incumbent platforms continued to expand into many other content areas, including the crypto-finance community and pop culture. As a result, more creators and their audiences found a new home on Rumble. These have included top creators, such as Dan Bongino, Russell Brand, Kim Iversen, Dave Rubin, Kimberly Guilfoyle, Glenn Greenwald, Matt Kohrs, and Dana White, just to name a few. As a result, our user base has more than tripled in four years, growing from 21 million MAUs (UA) in Q4 2020 to 68 million MAUs (GA4) in Q4 2024. We have also started to focus on monetizing our user base, with our Average Revenue Per User (“ARPU”) increasing from $0.28 in Q4 2023 to $0.39 in Q4 2024. (For further discussion of our key performance indicators, including definitions and explanations of the ways that management uses these metrics in managing the performance of the business, please refer to the section titled “Key Business Metrics” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

During this period of accelerated growth, Rumble announced a business combination with CF VI, a special purpose acquisition company, on December 1, 2021. The Business Combination was successfully completed on September 16, 2022, and our Class A common stock, par value $0.0001 per share (“Class A Common Stock”) began trading on The Nasdaq Global Market (“Nasdaq”) under the symbol RUM. The Business Combination and related PIPE investment provided Rumble with gross proceeds of approximately $400 million, before transaction expenses. This capital infusion has helped Rumble compete with its big tech and other incumbent competitors. Ultimately, 99.9% of CF VI shareholders elected not to redeem their shares, which we believe was a strong expression of support for Rumble’s mission, its growth story and its future potential.

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

In furtherance of Rumble’s strategy, the Company recently closed a strategic investment from Tether Investments S.A. de C.V. (as successor in interest to Tether Investments Limited) (“Tether”), the largest company in the digital assets industry and the most widely used dollar stablecoin across the world with more than 400 million users. Pursuant to the transaction, which closed on February 7, 2025, Tether purchased 103,333,333 shares of Class A Common Stock at a price per share of $7.50, totaling $775 million in gross proceeds to Rumble. The Company will use $250 million of the proceeds, after transaction expenses, to support growth initiatives. As part of the closing of the transaction, the Company also completed its previously announced tender offer, pursuant to which the Company purchased 70,000,000 shares of Class A Common Stock for $525 million, excluding fees and expenses related to the tender offer. Rumble’s existing Board of Directors (“Board”) and governance structure, including Chris Pavlovski’s super-majority voting control, remains unchanged following the transaction.

Our Portfolio

Rumble consists of two business units: Rumble Services and Rumble Cloud.

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

Rumble Services

Vision, Products and Differentiation

Rumble Services consists of three core businesses: Rumble Video, Rumble Streaming Marketplace and RAC. The collective vision of Rumble Services is to provide creators with the best monetization toolkit on the internet. To fulfill this vision, our product roadmap is focused on the progressive integration of these businesses and underlying products into to a single seamlessly integrated platform, which has the potential to unlock a variety of differentiated feature sets to users, creators, advertisers, and publishers.

Rumble Video is enabled primarily through our flagship product, Rumble.com, a free-to-use video sharing and livestreaming platform on which users can watch, share, like, comment, and upload videos. Users can follow channels to stay in touch with creators and access video on-demand (“VOD”) and live content streamed by creators. In addition, Rumble Video also offers two types of subscription services: 1) Rumble Premium – a “no ads” experience with access to certain exclusive content, and 2) Locals.com, where users can access certain free content and purchase subscriptions to support creators and access exclusive content in creator communities. Both platforms, Rumble.com and Locals.com, are available via desktop and mobile web, iOS and Android mobile applications (“apps”), as well as connected TV apps including Roku, Apple TV, Amazon Fire TV, LG, Samsung, and Android TV. In aggregate, Rumble Video provides a platform for creators to benefit from our growing advertising business and revenue share model.

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

How We Generate Revenue

Our portfolio of services enables a diversified set of revenue streams, which includes:

●	Advertising:

○	Banner / Display Advertising: offered to advertisers via RAC across our network of publishers, including Rumble.com.

○	Video Pre-Roll / Mid-Roll Advertising: offered to advertisers via RAC across our network of publishers, including Rumble.com, and also through custom integrations into live broadcasts.

○	Creator Sponsorships: offered to advertisers via RAC programmatically and through direct sales.

●	Subscriptions, Pay-Per-View and Tipping:

○	Rumble Premium subscriptions from users seeking a “no ads” experience and/or premium Rumble content.

○	Locals.com revenue generated from users that subscribe to content creators on Locals.com.

○	Badge Subscriptions: revenue generated from badge subscriptions purchased by users on Rumble.com.

○	Pay-Per-View and Tipping: revenue generated from pay-per-view videos offered by creators and tips given by users to creators during livestreams.

We share revenue generated from advertising, subscriptions, pay-per-view and tipping with creators in a revenue-share model.

Sales & Marketing

A vast majority of the substantial user growth experienced by Rumble.com between 2020 and 2022 was organic, driven largely through user and creator advocacy. As a result, very minimal marketing spend was deployed during that time. Throughout 2023 and 2024, while the organic growth continued, the Company made several investments to bring in new content creators consistent with our goals during the de-SPAC, which in turn attracted new audiences to the platform. Going forward, we will look to build our brand across multiple audiences, driving user growth and video consumption through (1) selective content creator partnerships and advocacy, (2) continued strategies to earn unpaid media coverage and recognition, and (3) increased marketing spend, primarily through digital paid media channels, particularly as advertising revenues increase.

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

Lastly, for creators, the Company made several direct investments into large creators in 2023. These investments helped attract high-profile creators to the platform given that, at the time, our advertising revenues were minimal and creators’ earnings on the Rumble Video platform were generally not competitive with the earnings potential offered by the incumbent platforms. With the Company now focused more on growing the advertising business and driving revenue, creators are now better-positioned to earn money on Rumble, which we believe will bring more content and creators to the platform, thereby yielding more engagement and ultimately driving more advertising revenue.

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

Rumble Cloud

Origin, Vision, Products and Differentiation

Rumble Cloud was launched in early 2024, and is an Infrastructure as a Service (IaaS) offering designed to service a wide variety of businesses from startups to small and medium sized businesses (SMBs) to enterprise clients.

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

How We Generate Revenue

Rumble Cloud launched and currently runs on a subscription model. Relative to the unpredictable and volatile consumption-based pricing models that can cripple a business due to rampant hidden and unexpected costs, Rumble Cloud introduced the concept of a flexible Resource Tier pricing model, which is designed to provide a transparent and predictable pricing model to its customers and offers unlimited usage within a given pool of hardware resources for a fixed monthly price. With this model, customers will enjoy the freedom to grow and scale at a pace that works best for their needs, without surprises on their monthly bill.

Sales & Marketing

We drive demand for Rumble Cloud using an account executive, account management and channel partner approach. Our direct sales team focuses on identifying and closing business for the mid-market and enterprise sized clients within defined early adopter segments. Channel partners include referral, reseller and managed service partners, who are well positioned to complement our sales efforts by expanding the mid-market and enterprise opportunities.

The front end of Rumble Cloud, rumble.cloud, is designed to support a self-serve customer acquisition model. Marketing efforts will be focused on attracting leads and converting them through the marketing funnel via traditional paid, earned and owned media strategies.

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

Human Capital

We believe that our employees are our most significant resource. As of December 31, 2024, we had 135 full-time employees, of whom 32 were based in Canada and 103 were based in the United States. None of our employees are covered by collective bargaining agreements. We believe we have good relationships with our employees. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive programs are to attract, retain, and motivate key employees and directors through the granting of share-based compensation awards.

Government Regulation

We are subject to domestic and foreign laws that affect companies conducting business on the internet generally, including laws relating to the liability of providers of online services for their operations and the activities of their users.

Because we host user-uploaded content, we may be subject to laws concerning such content. In the U.S., we rely, to a significant degree, on laws that limit the liability of online providers for user-uploaded content, including the Digital Millennium Copyright Act of 1998 (DMCA) and Section 230 (47 U.S.C. § 230). Countries outside the U.S. generally do not provide as robust protections for online providers and may instead regulate such entities to a higher degree. For example, in certain countries, online providers may be liable for hosting certain types of content or may be required to remove such content within a short period of time upon notice. As we expand internationally, we or our customers may also be subject to additional laws that regulate streaming services or online platforms.

Because we receive, store and use a substantial amount of information received from or generated by our users, we are also impacted by laws and regulations governing privacy and data security in the U.S. and worldwide. Examples of such regimes include Section 5 of the Federal Trade Commission Act (15 U.S.C. §§ 41 et. seq.) (FTCA), the EU’s General Data Protection Regulation (GDPR), and the California Consumer Privacy Act (California Civil Code § 1798.100) (CCPA). These laws generally regulate the collection, storage, transfer and use of personal information.

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

Intellectual Property

Our intellectual property includes trademarks, such as the trademark RUMBLE (registered in the United States, Canada, and the United Kingdom), other pending international applications to register the trademark RUMBLE, and several pending U.S. trademark registration applications, including applications for to federally register the trademarks RUMBLE CLOUD, RUMBLE STUDIO, RUMBLE ADVERTISING CENTER, RUMBLE SPORTS, RUMBLE POLITICS, RUMBLE NEWS, RUMBLE ENTERTAINMENT, RUMBLE PREMIUM, RUMBLE SUBSCRIPTION, the RUMBLE logos, LOCALS, and the LOCALS logos; the domain names rumble.com, rumble.cloud, studio.rumble.com, and locals.com; copyrights in our source code, website, apps and creative assets; a pending patent application for technology related to Rumble Studio; and trade secrets. In addition, our platforms are powered by a proprietary technology.

We rely on, and expect to continue to rely on, a combination of work for hire, assignment, and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as federal and state statutory and common law regarding trademark, trade dress, domain name, copyright, and trade secrets to protect our assets, brands, proprietary technology, and other intellectual property rights. We intend to continue to file additional applications to register or otherwise protect our intellectual property rights.

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

In May 2023, we acquired Callin, a San Francisco-based podcasting and live-streaming platform founded by technology entrepreneur and investor David Sacks. Callin’s technology laid the foundation for Rumble Studio, which was launched in Q1 2024.

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

Summary of Risk Factors

The following summarizes risks and uncertainties that could adversely affect our business, cash flows, financial condition and results of operations. You should read this summary together with the detailed description of each risk factor contained in this section. Such risks and uncertainties include, but are not limited to:

●	weakened global economic conditions, including the effects of heightened inflation, may affect our business and operating results;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	we may fail to maintain adequate operational and financial resources;

●	we may be unsuccessful in attracting new users to our mobile and connected TV offerings;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets may adversely affect our business and operating results;

●	we may not be able to maintain relationships with existing publishers through the Rumble Advertising Center (RAC) and may fail to attract new publishers to our network;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	new technologies have been developed that are able to block certain online advertisements or impair our ability to deliver advertising, which could harm our operating results;

●	if our users do not continue to contribute content or their contributions are not perceived as valuable to other users, we may experience a decline in user growth, retention, and engagement on Rumble, Locals or RAC, which could result in the loss of advertisers and revenue;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators and may negatively impact our reputation;

●	our cloud services business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	our management team has limited experience managing a public company;

●	our recently implemented Bitcoin treasury strategy exposes us to various risks associated with holding Bitcoin;

●	our planned expansion into accepting certain stablecoins as a medium of exchange will expose us to additional financial, regulatory, operational, and market risks that could adversely affect our business, financial condition, and results of operations;

●	the development and use of artificial intelligence (“AI”) may result in reputational harm, liability, or other adverse consequences to our business operations;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws, subjecting us to liability and damages;

●	our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, and cross-border data transfers;

●	noncompliance with anti-corruption, anti-bribery, anti-money laundering, and similar laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230;

●	the incentives that we offer to certain content creators may lead to liability based on the actions of those creators;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating online video sharing platforms, other online platforms and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business and operating results;

●	we may become subject to newly enacted laws and regulations that restrict content on the internet;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	our Chief Executive Officer (“CEO”) has control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock;

●	our CEO may be incentivized to focus on the short-term share price as a result of his interest in shares placed in escrow and subject to forfeiture pursuant to the terms of the Business Combination Agreement;

●	we have incurred and will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations; and

●	substantial future sales of our Class A Common Stock by our current stockholders could cause the market price of our Class A Common Stock to decline.

Risks Relating to Our Business

Weakened global economic conditions, including the effects of heightened inflation, may affect our business and operating results.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or our industry may negatively affect us. The U.S. and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, reduced liquidity, reduced corporate profitability, weak economic growth, volatility in credit, equity and foreign exchange markets, bankruptcies, implemented or threatened tariffs, trade wars, inflation and overall uncertainty with respect to the economy. Weak economic conditions or the perception thereof, or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in governmental fiscal, monetary and tax policies, among others, could adversely impact our business and operating results.

High inflation rates in the U.S. and globally may result in reduced consumer confidence and discretionary spending, decreased demand by advertisers for our products and services, increases in our labor and other operating costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Open Market Committee of the Federal Reserve has raised, may again raise, or may delay lowering the target federal funds rate in response to concerns over inflation risk. Higher than typical interest rates impact the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Higher than typical interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to increase our revenues at or above the rate at which our costs increase, which could negatively impact our operating margins and could have a material adverse effect on our business and operating results. In such an environment, in which we also face significant competition from larger and well-capitalized competitors, we may experience rising costs to secure the services of top content creators. We also may experience lower-than-expected advertising sales, reduced demand for our cloud services offerings, and potential adverse impacts on our competitive position if there is a decrease in consumer spending.

Our limited operating history makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our businesses and prospects or forecast our future results. We are subject to the same risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and grow traffic, content uploads, and engagement;

●	changes made to other online video sharing platforms, short form video platforms, video streaming services, or changes in the patterns of use of those channels by users;

●	our ability to attract and retain advertisers and content creators in a particular period;

●	the number of ads shown to our traffic;

●	the pricing of our advertising products;

●	the diversification and growth of revenue sources beyond current advertising products;

●	the development and introduction of new content, products, or services by us or our competitors;

●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

●	our reliance on key vendor relationships, including our relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation, cybersecurity support, and software development services, and dependence on a small number of customer relationships;

●	legislation or judicial activity in Canada, the European Union, or other jurisdictions that forces us to change our content moderation policies and practices, deactivate certain user accounts, or make our platforms unavailable in those jurisdictions;

●	the relative interest shown by the public with respect to news and politics, including fluctuations in such interest before, during and after the traditional U.S. election cycle;

●	the relative popularity with users of the sports leagues, media and political commentators, online influencers and other personalities with which or with whom we have exclusive contractual arrangements or are otherwise prominently featured on our platform;

●	our ability to maintain gross margins and operating margins; and

●	system failures or breaches of security or privacy.

We may not continue to grow or maintain our active user base, may not be able to achieve or maintain profitability, and may not be able to scale our systems, technology, or infrastructure effectively or grow our business at the same or similar rate as other comparable companies.

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

A significant portion of our traffic accesses our content and services through mobile devices and, as a result, our ability to grow traffic, engagement and advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. A key element of our strategy is focusing on mobile apps and connected TV apps, and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile and connected TV products, services and apps. We are dependent on the interoperability of our content and our apps with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. We also depend on the availability of the Rumble app on mobile app stores, such as Apple’s App Store and the Google Play Store, and if our access to such stores is limited or terminated, regardless of the legitimacy of the stated reasons, our ability to reach users through our mobile app will be negatively impacted. We may not be successful in maintaining or developing relationships with key participants in the mobile and connected TV industries or in developing content that operates effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset and connected TV manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute and monetize our content, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and apps on mobile devices and connected TVs, limit the effectiveness of advertisements, give preferential treatment to competitive, or their own, content or apps, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or apps could adversely affect the consumption and monetization of our content on mobile devices. Additionally, our operating expenses will increase if the number of platforms for which we develop our product expands. In the event that it is more difficult to access our content or use our apps and services, particularly on mobile devices and connected TVs, or if our users choose not to access our content or use our apps on their mobile devices and connected TVs or choose to use mobile products or connected TVs that do not offer access to our content or our apps, or if the preferences of our traffic require us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, ad targeting and monetization could be harmed and our business and operating results could be adversely affected.

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

We face significant competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed.

Competition for traffic and engagement with our content, products and services is intense. We compete against companies that have greater financial resources and larger user bases. As a result, our competitors may acquire and engage traffic and users at the expense of the growth or engagement of our traffic and users, which would negatively affect our business. We believe that our ability to compete effectively for traffic and users depends upon many factors both within and beyond our control, including:

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

We also face significant competition for advertiser spend. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of the larger companies have substantially broader content, product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. We will need to continue to innovate and improve the monetization capabilities of our websites and our mobile products in order to remain competitive. We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

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

Our cloud services business competes primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as a component of the suite of services and products that they offer, as well as smaller, niche cloud service providers. Many of our competitors and potential competitors, particularly the larger competitors, have substantial competitive advantages compared to us, including greater name recognition and longer operating histories; greater resources, including larger sales and marketing and customer support budgets; the ability to bundle products together; larger and more mature intellectual property portfolios; greater resources to make acquisitions and greater resources for technical assistance and customer support. Competitors to our cloud services business may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or a potential competitor could introduce new technology that reduces demand for our products and platform capabilities. In addition, some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than we are able to achieve.

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

For the years ended December 31, 2024 and 2023, advertising revenue represents 66% and 74% of total revenue. In addition, a substantial portion of our revenue is derived from one advertiser accounting for approximately 16% and 46% of our revenue for the years ended December 31, 2024 and 2023, respectively. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase advertising services through one of several large advertising agency holding companies. Our revenue could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the holding companies that control them. Advertising agencies and potential new advertisers may view our advertising products and services as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers may cease doing business with us, or they may reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile, and traditional advertising platforms. Advertisers may refuse to advertise on our platform due to a perceived risk to their brand safety standards, especially given the concentration of news and political content on our platform. We believe that our access to certain advertisers has been, and may continue to be, inhibited by the apparent political bias of these companies, some of which we believe may exercise near monopolistic control over the advertising industry. In response, we filed an antitrust lawsuit alleging a conspiracy to withhold advertising revenue from Rumble and other digital media platforms. Our actions to counter these efforts, whether through litigation or publicity campaigns, may not be successful. Any of the foregoing developments may adversely affect our business and operating results.

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

Newly developed technologies could block or obscure the display of or targeting of our content. For example, in June 2020, Apple announced plans to require applications using its mobile operating systems to obtain an end user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions that could adversely affect our ability to deliver advertising, which could harm our operating results. Additionally, some providers of consumer mobile devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective and have a significant impact on our ability to monetize our user base.

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

As we continue to expand our cloud services offerings, we have entered into agreements with certain third-party service providers. The success of our future business activities in the cloud services space may depend upon such existing third-party providers, some of which may compete with us in other lines of business. If our existing third-party service agreements terminate for any reason, or if the commercial terms of such agreements are changed or do not continue to be renewed on favorable terms, we would need to enter into new third-party service agreements, which could negatively impact our revenues, ability to attract future cloud services customers, public reputation, and profitability.

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

An important aspect of our success is our ability to provide Rumble users with engaging content, which in part depends on the content contributed by our users. If users, including influential users, do not continue to contribute engaging content to Rumble, our user growth, retention, and engagement may decline. That, in turn, may impair our ability to maintain good relationships with our advertisers or to attract new advertisers, which may seriously harm our business and operating results.

The loss of a material portion of our existing content creators, or our failure to recruit new content creators, may materially harm our business and results of operations.

We rely on our existing content creators, and on the recruiting of new content creators. The loss of a material portion of our existing content creators could result in material harm to our business and results of operations. In the recent past, our ability to recruit and maintain content creators may have been in part due to trends in American politics, where certain commentators have sought a neutral internet platform. A change in such trends, including possible changes to competing platforms’ moderation policies that make those platforms more hospitable to a diverse range of viewpoints, could result in the loss of existing content creators or a failure to recruit new content creators, which may materially harm our business and results of operations. Recently, one of our popular content creators, Dan Bongino, accepted a position in the Trump Administration as Deputy Director of the Federal Bureau of Investigation and it is possible that additional prominent content creators may pursue other career opportunities, in government, politics or otherwise that may interrupt their activities on Rumble. Additionally, as we expand into international markets, we may fail to recruit new content creators in those markets, limiting our appeal to international audiences.

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

Our user base and user engagement growth are directly driven by the content available on our platform. We have acquired and expect to continue to acquire content by providing economic incentives, including minimum guaranteed earnings, to a limited number of content creators, including sports leagues. These incentives have included and may continue to include equity grants and cash payments. This content acquisition strategy is intended to allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe positions our business for the long term. As of December 31, 2024, we had entered into programming and content agreements with a minimum contractual cash commitment of $30 million. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate, however, these costs may be substantial. To the extent our revenue and/or user growth assumptions associated with any particular creator do not meet our expectations, our financial performance, results of operations and liquidity may be negatively impacted, since a failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

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

We rely on sophisticated information technology systems and infrastructure to support our business. At the same time, cyber incidents, including deliberate attacks, are prevalent and have increased globally in recent years. It is possible that new, escalated or ongoing military conflicts, including the ongoing Russia-Ukraine war and Israel-Hamas war, could result in increased cyber-attacks or cybersecurity incidents by state actors or others. Our technologies, systems and networks and those of our vendors, suppliers and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance or vulnerabilities in widely used open source software, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. Like most major online platforms, Rumble is routinely targeted by cyberattacks that can result in interruptions to our services. We have observed an increase in such attacks as our reach expands and we expect these attacks to continue in the future. As the sophistication of cyber incidents continues to evolve, we are and will likely continue to be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenues and profitability, and lead to claims related to the disruption of our services from users of the Rumble platform, advertisers, and customers of our cloud services.

Spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators and may negatively impact our reputation.

Like other major online platforms, spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators, including reporting of MAUs by Google Analytics, our third-party analytics provider. We also use paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We continually seek to improve our ability to estimate the total number of spam-generated users and eliminate them from the calculation of our MAUs; however, we will not succeed in identifying and removing all spam.

Our cloud services business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected.

Our ongoing expansion into the cloud service business may not be successful and involves various risks relating to this business that may negatively affect our operating results. In addition to other risks related to our cloud services business described in these “Risk Factors,” such risks include risks related to:

●	our ability to derive an optimal pricing model that enables us to derive sufficient value from our customers while attracting new customers and retaining existing customers;

●	our ability to attract and retain highly qualified personnel, particularly software and cloud engineers and sales and customer experience personnel;

●	the possibility that we may be unable to maintain and improve our platform performance, especially during peak usage times;

●	the possibility that service outages or disruptions negatively impact customer relationships, leading to financial losses and reputational harm;

●	the possibility that we may underestimate or overestimate our data center capacity requirements and our capital expenditures on data centers, servers and equipment;

●	our ability to obtain or retain standard industry security certifications for our platform and products;

●	our exposure to possible liability, regulatory actions, and harm to our reputation if the security of our cloud is breached, resulting in the exposure of our customers’ data, including personal information, to cyber criminals and other nefarious actors;

●	hosting by our cloud customers of illegal content, such as pirated media, could result in negative regulatory actions, including pursuant to the DMCA and the EU E-Commerce Directive, resulting in monetary penalties and forced operational halts;

●	the possibility that we may be unable to maintain the compatibility of our platform with third-party applications that our customers use in their businesses; and

●	our ability to respond to rapid technological changes with new solutions and services offerings.

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

Our partnerships through which we sell Rumble-branded products through our online store involve various risks that may negatively affect our operating results, including:

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

Our commitment to diversity of opinion and refusal to censor otherwise allowable content on our platforms that does not violate our moderation policy has in the past resulted and is likely to continue to result in malicious media campaigns and advertiser boycotts directed against us. For example, in August 2024, we filed a lawsuit against the World Federation of Advertisers, as well as the advertising agency WPP and its subsidiary GroupM. Our lawsuit alleges that an initiative called the Global Alliance for Responsible Media (GARM), created by the WFA, established arbitrary and biased standards for the content on digital platforms where its members may want to advertise. GARM used those one-size-fits-all biased standards to perpetrate an advertiser boycott against Rumble and other platforms that did not censor content that GARM disliked. The suit also notes that GARM has vast reach since it counts the six largest ad agency holding companies among its members, including defendant WPP. We subsequently amended our complaint to add Diageo plc as a defendant.

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

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our securities.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we are unable to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with U.S. GAAP. As described under Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, in connection with the preparation of our consolidated financial statements as of December 31, 2024 and for the year then ended, we identified material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal control over our financial statement close process specifically related to an insufficient complement of accounting and finance personnel with the necessary U.S. GAAP technical expertise to timely identify and account for complex or non-routine transactions.

As of December 31, 2024, the Company identified material weaknesses corresponding to the control activities component of internal control under the COSO Framework. Specifically, we did not adequately design certain key controls at a sufficient level of precision, including account reconciliation, to address relevant financial reporting risks including inadequate design of procedures to ensure completeness and accuracy of the accounting for content creator agreements, and associated assets, liabilities and expenses. Deficiencies in control activities contributed to the potential for there to have been material accounting errors in financial statement account balances and disclosures. While the above material weaknesses did not result in a material misstatement of our previously issued financial statements, it could result in a misstatement of our account balances or disclosures that would not be prevented or detected and would therefore result in a material misstatement of our annual or interim financial statements.

We are working to remediate the material weaknesses and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate these material weaknesses through formalization of accounting policies and controls around content creator agreements, and retention of external accounting advisors for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. The hiring of additional finance and accounting personnel and the implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming.

We cannot assure you that the measures we have taken to date and those we expect to take in the future will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these material weaknesses or other control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could in turn cause our stock price to decline significantly and make raising capital more difficult. If we fail to remediate our material weaknesses, identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of Sarbanes-Oxley could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.

Our recently implemented Bitcoin treasury strategy exposes us to various risks associated with holding Bitcoin.

We have invested and plan to continue to invest a portion of our corporate treasury in Bitcoin as a reserve asset, exposing us to significant financial, operational, and regulatory risks due to its characteristics that are specific to cryptocurrencies. The value of Bitcoin is highly volatile and subject to rapid, material, and unpredictable fluctuations driven by market speculation, macroeconomic conditions, investor sentiment, and global events. For example, historical price swings have seen Bitcoin decline by more than 50% in a matter of months, and there can be no assurance that similar or greater declines will not occur in the future. Such volatility could result in material reductions in the value of our Bitcoin holdings, adversely impacting our financial condition, liquidity, and reported earnings, particularly if we are required to recognize impairment losses under applicable accounting standards.

The regulatory environment surrounding Bitcoin remains uncertain and varies widely across jurisdictions. In the United States, federal and state authorities have issued evolving guidance on the classification, taxation, and permissible uses of cryptocurrencies, but comprehensive legislation and regulation is still pending. Potential future legislative and regulatory changes or actions at the state, federal, or international level, such as new trading compliance obligations, custody requirements, restrictions on ownership, trading, transfer, exchange, or use of Bitcoin as a corporate asset, or the imposition of new taxes or reporting requirements, could limit our ability to hold, sell, or utilize our Bitcoin effectively, and may adversely affect the value of Bitcoin. Unregulated trading platforms and intermediaries may not provide certain important investor protections.

Our Bitcoin holdings are stored in digital wallets on third-party exchanges, which are vulnerable to cybersecurity threats such as hacking, phishing, or loss of private keys. Transactions in Bitcoin may be irreversible, and accordingly, losses due to fraudulent or accidental transactions may not be recoverable. A security breach or operational failure, whether due to internal errors, errors of third-party custodians, or external attacks, could result in the permanent loss or theft of our Bitcoin, for which there is no recourse or insurance comparable to traditional financial assets. For example, high-profile cryptocurrency exchange hacks have resulted in losses of hundreds of millions of dollars, and we cannot guarantee that the safeguards that are available to us will prevent similar incidents. Bitcoin is not protected by either FDIC or SIPC insurance. Additionally, reliance on third-party custodians introduces counterparty risk, as their insolvency or mismanagement could jeopardize our access to these assets.

Market perception of our Bitcoin strategy poses further risks. Investors, analysts, or customers may view our investment as speculative or misaligned with our core business, potentially leading to stock price volatility or loss of confidence in our management’s financial strategy. Conversely, if Bitcoin’s value declines significantly, we may face pressure to divest at a loss, incurring transaction costs and tax implications. The accounting treatment of Bitcoin as an indefinite-lived intangible asset under U.S. GAAP requires us to assess for impairment periodically, which could lead to earnings volatility and negatively affect our financial statements, even if we do not intend to sell.

Broader market or technological developments, such as shifts in blockchain adoption, competition from other cryptocurrencies, or disruptions to the Bitcoin network, such as forks, mining centralization, or energy regulation, could also diminish the value or utility of our holdings. Moreover, macroeconomic factors, such as rising interest rates, inflation, or shifts in monetary policy, may reduce institutional interest in Bitcoin, further depressing its value. These risks are heightened by ongoing debates over cryptocurrency regulation in the U.S. and globally, which remain unresolved and could materially impact our investment.

Our decision to hold Bitcoin involves speculative risks that differ significantly from traditional treasury assets like cash or government securities. There can be no assurance that this strategy will achieve our objectives, including the objectives of preserving capital or enhancing returns, and any adverse developments could have a material adverse effect on our financial position, results of operations, and stock price.

Risks related to accepting stablecoin as a payment method.

Our planned expansion into accepting certain stablecoins as a medium of exchange will expose us to additional financial, regulatory, operational, and market risks that could adversely affect our business, financial condition, and results of operations.

Although stablecoins are designed to maintain a stable value while being pegged to fiat currencies like the U.S. dollar, the stability and reliability of stablecoins are not guaranteed and depend on various factors beyond our control, including the financial health of the issuing entity, the adequacy and liquidity of reserve assets, and the effectiveness of the underlying stabilization mechanisms. If a stablecoin that we accept experiences a significant devaluation or “de-pegging” event, where its value deviates materially from its intended peg, we may incur losses on payments already received, face disruptions in transaction processing, or lose customer confidence, all of which could negatively impact our financial condition and reputation. Stablecoins are not subject to any deposit insurance protection scheme, and the presence of fiat currency reserves is not a guarantee for redemption. There is a possibility that the assets held in reserves are not sufficient or may not be available for redemption at times of extremely high demand. Volatility spikes in the cryptocurrency markets also might lead to occasions where the price of a stablecoin deviates from the underlying fiat currency.

Additionally, the regulatory environment surrounding stablecoins remains uncertain and rapidly evolving. Legislatures and regulatory bodies, including foreign authorities, continue to evaluate whether stablecoins constitute securities, commodities, or other regulated financial instruments. New laws, regulations, or enforcement actions could impose significant compliance obligations on us, such as anti-money laundering (AML) and know-your-customer (KYC) requirements, restrict our ability to accept certain stablecoins altogether, result in unfavorable changes in use, transfer, and redemption of stablecoins, or impose tax liabilities upon stablecoin holders. Noncompliance with such regulations, even unintentional, could result in fines, penalties, legal proceedings, and reputational harm. Furthermore, if a stablecoin issuer on which we rely is deemed non-compliant with applicable laws, it could disrupt our payment operations or expose us to liability as a downstream user.

Accepting stablecoins also introduces operational and cybersecurity risks. The blockchain networks and digital wallets we use to process and store stablecoin transactions may be vulnerable to hacking, phishing attacks, software bugs, and network failures. A security breach or technical failure could result in the loss or theft of stablecoin funds, for which we may have limited recourse due to the decentralized and irreversible nature of blockchain transactions. Moreover, reliance on third-party service providers, such as cryptocurrency exchanges or custodians, to facilitate stablecoin transactions introduces counterparty risk. If these providers, or any stablecoin issuers, experience insolvency, operational disruptions, or fraudulent activity, our ability to process payments or convert stablecoins to fiat currency could be impaired, potentially leading to financial losses or liquidity constraints.

Additional risks relate to the market acceptance of stablecoins. If customers or vendors lose confidence in stablecoins due to volatility, scandals, or legislative or regulatory actions, demand for our stablecoin payment option could decline, forcing us to incur costs to adapt our payment infrastructure or revert to traditional payment methods. Conversely, if we cease accepting stablecoins in response to these risks, we may alienate a segment of our customer base that prefers cryptocurrency payments, potentially reducing our market competitiveness.

Fluctuations in the broader cryptocurrency market could indirectly impact our stablecoin operations. A significant downturn in cryptocurrency prices or public sentiment could trigger redemption pressures on stablecoin issuers, straining their reserves and increasing the likelihood of instability. Such events could disrupt our payment processing capabilities and harm our financial position.

The development and use of AI may result in reputational harm, liability, or other adverse consequences to our business operations.

We are evaluating AI technologies for use in the operation of our business. There are significant risks involved in deploying AI and there can be no assurance that any usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies as well as an evolving regulatory landscape. Any integration of any AI technologies into our products or services may result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. We may not always be able to anticipate the appropriate response to these rapidly evolving frameworks. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions. If we fail to adopt AI technologies effectively or experience delays in integrating these technologies into our operations, we may face significant risks to our competitive position, financial performance, and long-term growth prospects. Competitors who successfully leverage AI may gain advantages in operational efficiency, innovation, data analysis, and customer personalization, potentially eroding our market share and reputation.

Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could impact our expenses. AI technologies, including generative AI, may create content that is factually inaccurate or flawed, or otherwise unlawful, harmful or policy-violating. Such content may expose us to brand or reputational harm and/or legal liability. It is also uncertain how various laws related to online services, intermediary liability, copyright and other issues will apply to content generated by AI. The use of certain AI technologies presents emerging ethical and social issues, and if we offer solutions that draw scrutiny or controversy due to their perceived or actual impact on users or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability. As such, it is not possible to predict all of the risks related to the use of AI, and developments in regulatory frameworks governing the use of AI and in related stakeholder expectations may adversely affect our ability to develop and use AI or subject us to liability.

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

We collect, store, and process large amounts of video content (including videos that are not intended for public consumption) and personal information of our users, cloud customers, and subscribers. We also share such information, where appropriate, with third parties that help us operate our business. Despite our efforts, we may fail to properly secure our systems and our user and subscriber data. This could be caused by technical issues (bugs), obsolete technology, human error or internal or external malfeasance, undiscovered vulnerabilities, and could lead to unauthorized disclosure of data, unauthorized changes or data losses. For example, we routinely receive reports from security researchers regarding potential vulnerabilities in our applications. We also rely on open-source software for various functions, which may contain undiscovered security flaws and create additional technical vulnerabilities. In addition, despite our ongoing and additional investments in cybersecurity, such improvements and review may not identify abuses of our platforms and misuse of user data. The existence of such vulnerabilities, if undetected or detected but not remediated, could result in unauthorized access to our systems or the data of our users.

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

Our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, and cross-border data transfers.

Compliance with regulatory requirements of a rapidly evolving array of domestic and international laws that apply to our cloud services business poses significant operational, financial, and reputational risks. For example, we are subject to the GDPR, the California Consumer Privacy Act (CCPA) and its successor, the California Privacy Rights Act (CPRA). As we further expand internationally, we may become subject to similar laws in foreign jurisdictions. These regulations impose strict obligations on the collection, storage, processing, and transfer of personal data, with potential penalties for noncompliance, in addition to litigation costs and reputational harm.

Furthermore, certain countries, enforce data localization laws requiring that data generated within their borders be stored on local servers, which may conflict with our global operational model and necessitate costly infrastructure investments or limit our ability to serve customers efficiently. Recent U.S. trade policies, such as the tariffs imposed on goods from China, Canada, and Mexico, could exacerbate these challenges by increasing tensions over cross-border data flows or prompting retaliatory measures that further restrict data transfers. The invalidation of frameworks like the EU-U.S. Privacy Shield and ongoing uncertainty surrounding alternative mechanisms, such as standard contractual clauses, heighten the risk that we may be unable to lawfully transfer data across jurisdictions, potentially disrupting service delivery or subjecting us to regulatory enforcement actions.

Our cloud services business may also cater to customers in regulated industries, such as healthcare (subject to HIPAA), financial services (subject to PCI DSS and SEC regulations), and government (subject to FedRAMP), each imposing additional compliance obligations. Failure to obtain or maintain certifications, implement required security controls, or adequately audit our systems could result in loss of customer contracts, exclusion from certain markets, or substantial penalties. Moreover, emerging regulations, such as the EU’s Artificial Intelligence Act and potential U.S. federal cybersecurity mandates, introduce further uncertainty, as their scope and enforcement remain unclear but could require significant changes to our technology and operations.

Noncompliance, whether due to inadvertent violations, evolving interpretations of existing laws, or breaches by third-party vendors we rely on, could lead to investigations, fines, injunctions, or restrictions on our ability to operate in key markets. Even the perception of noncompliance could damage customer trust and investor confidence, adversely affecting our stock price. The costs of compliance, including legal fees, system upgrades, and ongoing audits, may increase over time and strain our financial resources, particularly if regulators impose conflicting requirements across jurisdictions. There can be no assurance that our efforts to monitor and adapt to this dynamic regulatory landscape will be sufficient to mitigate these risks, and any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

We operate across many domestic and international jurisdictions which may subject us to cybersecurity, privacy, data security, data protection, and online content laws with uncertain interpretations.

International laws and regulations relating to cybersecurity, privacy, data security, data protection, and online content often are more restrictive than those in the United States. There is no harmonized approach to these laws and regulations globally. Consequently, as we expand internationally from Canada and the United States, we increase our risk of noncompliance with applicable foreign data protection and online content laws, including laws that expose us to civil or criminal penalties in certain jurisdictions for our content moderation decisions. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state, provincial, and foreign legislative and regulatory bodies, or self-regulatory organizations may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding cybersecurity, privacy, data security, data protection and online content. Aspects of such laws can be unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, such laws may have potentially conflicting requirements that would make compliance challenging.

Noncompliance with anti-corruption, anti-bribery, anti-money laundering, and similar laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act (FCPA), U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we operate. Anti-corruption and anti-bribery laws have been interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international presence, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals, and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws, and responding to any action, can require a significant diversion of time, resources, and attention from senior management and significant defense costs and other professional fees. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, various penalties or debarment from contracting with certain persons, and other collateral consequences. If any subpoenas or investigations are launched, or sanctions are imposed, or if we do not prevail in any possible proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources.

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

Given the nature of our business and as a publicly traded company, we have been, and expect to be, subject to legal claims that we have infringed the intellectual property rights of others. To date, we have not fully evaluated the extent to which other parties may bring claims that our technology, including our use of open source software, infringes on the intellectual property rights of others. The availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new intellectual property, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms or at all. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We may face liability for hosting content that allegedly infringes on third-party copyright and trademark rights.

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

We may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230. In certain circumstances, we may also voluntarily suspend access to our services indefinitely in certain jurisdictions in order to uphold our commitment to free speech and diversity of opinion.

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

Laws like Section 230 generally do not exist outside of the United States, and some countries have enacted laws that require online content providers to remove certain pieces of content within short time frames. If we fail to comply with such laws, we could be subject to prosecution or regulatory proceedings, or we may choose voluntarily to suspend access to our services indefinitely in the applicable jurisdiction in order to uphold our commitment to free speech and diversity of opinion, as we did in France beginning in November 2022 and in Brazil beginning in December 2023. These and any similar future suspensions may limit our user and revenue growth, which in turn may adversely affect our business and operating results. In addition, some countries may decide to ban our service based upon a single piece of content.

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

Individuals and groups may upload controversial content to our platform that does not violate our terms of service. Removing or failing to remove such content may result in negative publicity, which could harm our efforts to attract and retain users and subscribers. We have also faced criticism from users and subscribers for removing content and terminating accounts in compliance with the DMCA. Further, we must continually manage and monitor our content and detect content that violates our terms of service. This content moderation service is provided by Cosmic, a key vendor, and we would experience a significant disruption if Cosmic were no longer able or willing to offer us that service. If a significant amount of content that violates our terms of service were not detected and removed by us in a timely manner, or if a significant amount of information was perceived by users or the media to violate our terms of service, whether or not such perceptions were accurate, our brand, business and reputation could be harmed. This risk increases as the volume of content uploaded by users to Rumble continues to grow.

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

Compliance obligations imposed by new privacy laws, laws regulating online video-sharing and other platforms and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business and operating results.

New laws could restrict our ability to conduct marketing by, for example, restricting the emailing or targeting users or use certain technologies like artificial intelligence. Similarly, private-market participants may deploy technologies or require certain practices that limit our ability to obtain or use certain information about our users and subscribers. For example, Google has indicated that it will ultimately phase out the use of cookies to track users of its search services in future versions of its Chrome web browser, and Apple has updated its iOS mobile operating system to require app developers to obtain opt-in consent before tracking users of its various services. If these types of changes are implemented, our ability to determine how our users and subscribers use our video services and ability to use targeted advertising in a cost-effective manner may be limited. New laws in Canada, along with laws under consideration in the European Union and other jurisdictions in which we operate, may also require us to change our content moderation practices or privacy policies in ways that harm our business or create the risk of fines or other penalties for noncompliance.

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

The European Union (EU) has recently intensified its efforts to regulate online speech, primarily through the Digital Services Act (DSA), which came into effect in 2023. The DSA imposes strict requirements on digital services providers to combat “illegal” content, including “hate speech” and “disinformation,” with significant fines for noncompliance. EU politicians have issued warnings to online platforms over content accessible to EU users, such as Elon Musk’s interview with Donald Trump in August 2024. The DSA also requires rapid content removal and potential platform bans.

Lawmakers in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. There are a number of new laws and legislative proposals in the United States and globally aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, illegal or harmful content, distributing targeted and other advertisements to teens, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business. Any such changes to our business model may lead to new or heightened payment obligations or compliance costs. Several U.S. states have also enacted legislation that regulates online content. Our business, financial performance and results of operations could be negatively affected by the impact of these laws and the costs of complying with these laws, which are currently the subject of various legal challenges.

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

We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as copyright infringement and tort claims arising from user-uploaded content, patent and trademark infringement claims, breach of contract claims, putative class actions based upon consumer protection or privacy laws and other matters. We cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, or whether any such matter will have a material adverse effect on our consolidated financial position, liquidity, or results of operations. We refer to the disclosure in “Item 3. Legal Proceedings” for a description of recent and ongoing litigation, which disclosure is incorporated herein by reference.

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

Some of our shareholders, including content creators to whom we have issued equity, may face legal scrutiny and reputational harm.  To the extent these shareholders experience such negative effects and are perceived as being closely associated with Rumble, our business, reputation, financial conditions, results of operations and stock price could be materially adversely affected.

Our shareholders include prominent voices and businesses in alternative media, politics, banking, capital markets, cryptocurrencies and digital assets, as well as sports leagues, online influencers and other personalities. Some of these shareholders, including content creators to whom we have issued equity, may be viewed as controversial by certain media outlets or governments in certain jurisdictions, which may lead to new or enhanced legal or regulatory scrutiny of such individuals and their businesses by federal, state or foreign governments. For example, as we further expand internationally, it is possible that foreign governments may use investigations or the threat of legal action against certain of our shareholders in an effort to undermine our business, our ability to secure advertisers and cloud revenue, and the overall attractiveness of our platform to content creators and audiences. Some of our shareholders may also face negative publicity, reputational harm, legal or regulatory scrutiny or other adverse consequences due to alleged improper conduct that is unrelated to the Rumble platform or the content that we host. To the extent prominent Rumble shareholders experience such reputational harm or other negative effects, Rumble could be perceived as closely associated with such shareholders, and/or such shareholders could seek to divest their equity in Rumble for reasons unrelated to Rumble’s business, and in turn our business, reputation, financial condition, results of operations and stock price could be materially adversely affected.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such we have relied on, and we expect to continue to rely on, certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Further, the JOBS Act exempts emerging growth companies from the requirement to comply with new or revised financial accounting standards until private companies are required to comply with the same standards. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies. We have elected not to opt out of such extended transition period, which may make the comparison of our financial statements with those of other public companies difficult or impossible because of the potential differences in accounting standards.

As a result of our emerging growth company status and our reliance on certain reporting exemptions, our stockholders may not have access to certain information they may deem important, and investors may find our securities less attractive. This could result in a less active trading market for our common stock, and the price of our common stock may be more volatile.

Our Charter authorizes our Board to issue preferred stock, which may delay, defer or prevent a tender offer or a takeover attempt.

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

As the beneficial owner of all of the Class D Common Stock, par value $0.0001 per share, of Rumble (the “Class D Common Stock”), our CEO Chris Pavlovski is able to exercise voting rights with respect to approximately 83% of the voting power of Rumble’s outstanding capital stock. This concentrated control will limit or preclude our public stockholders’ ability to influence corporate matters for the foreseeable future. Further, our Charter does not include a sunset provision for the high vote feature of the Class D Common Stock, meaning this feature will persist indefinitely (unless amended or until all of the shares of Class D Common Stock have been redeemed by Rumble in connection with future transfers (other than “permitted transfers”) of shares of Class A Common Stock or ExchangeCo Shares by Mr. Pavlovski). As a result, Mr. Pavlovski may control or effectively control the voting of Rumble, even if he holds only a small economic interest in the company. Consequently, in the event Mr. Pavlovski liquidates a significant portion of his economic interest in Rumble, Mr. Pavlovski may no longer be incentivized (or incentivized to the same extent) to exercise his voting control, including in connection with the types of decisions further described below, in a manner that will maximize the economic value of Rumble.

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

Substantially all of our issued and outstanding shares are freely transferable and/or registered for resale on registration statements filed with the SEC. Recently, our registration rights agreement with Tether required us to register all shares held by Tether under the Securities Act. The registration rights for Tether and our other significant shareholders allow such shareholders to sell their shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and will facilitate the resale of such securities into the public market. The market value of our common stock could decline as a result of sales by Tether or our other significant stockholders having registration rights from time to time. In particular, sales of a substantial number of our shares of Class A Common Stock in the public market or the perception that such sales will occur could adversely affect the market price for our Class A Common Stock and make it more difficult for our public stockholders to sell their shares of Class A Common Stock at such times and at such prices that they deem desirable.

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general, as well as the market for technology companies in particular, have both experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many broad market and industry factors. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, the market price for our common stock may be subject to price movements that may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The success of our business operations depends on the security, confidentiality, integrity and availability, of confidential and sensitive information. Such information includes personal information that we collect and process on our own and using systems and platforms provided by our vendors and other third parties on which we rely. Consequently, we maintain a data protection program, which includes physical, technical, and administrative safeguards, designed to identify, prevent, and mitigate the risks posed by cybersecurity threats, and to identify, analyze, address, mitigate and remediate any cybersecurity incidents that may happen in an efficient and timely manner. As part of our program:

●	We have implemented and maintain our policies, procedures and processes (PPP) related to the functioning of information technology within the company. The PPP are custom-tailored for the specific needs of the company – such as the nature and scale of the personal information that we collect and process – and incorporate controls and frameworks set forth by organizations such as the National Institute of Standards and Technology and the International Organization for Standardization. Our internal Risk Management Committee, described below, reviews our PPP at least annually to assure continuing relevance and effectiveness.

●	We maintain a dedicated, fully staffed and qualified Information Security team that reports to the office of the Chief Technology Officer (CTO) and is currently led by the Director of Information Security (InfoSec). Combined, these individuals have more than 50 years of experience related to corporate information security governance, data and network security, data governance, risk management, and overall secure practices involved with InfoSec.

●	We have implemented a risk management process and formed a Risk Management Committee, which consists of members of our management team, including members with technical expertise, to identify, evaluate and categorize any potential InfoSec risks.

●	We perform vulnerability testing and penetration testing at routine intervals to assure that our InfoSec posture remains vigilant.

●	We utilize and maintain third-party security vendors, as necessary, to provide assistance with a variety of security efforts.

●	We are reviewing our security training protocols to ensure all employees received annual security training for all employees. This security training will be focused on overall InfoSec, privacy best practices, and review of company policies.

●	We have formed and maintain a 24/7 Security Operations Center (SOC)/Network Operations Center (NOC) that continually monitors our key systems and logs.

●	We have an incident response and escalation process that is designed to detect cyber incidents and react in an appropriate manner to reduce any related damage.

●	We conduct tabletop exercises related to business continuity planning and disaster recovery, as well as incident responses for our SOC/NOC Operations team

●	Our Board is regularly updated regarding the current state of InfoSec, its future roadmap, and any significant or material cybersecurity incidents.

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

In January 2021, we filed an antitrust lawsuit against Google in the U.S. District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. Discovery has concluded, and the court heard argument on Google’s motion for summary judgment in February 2025. Trial was scheduled for May 2025, but has been moved to July 7, 2025.

In addition, in May 2024, we filed a second antitrust lawsuit against Google in the U.S. District Court for the Northern District of California related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021. In August 2024, we filed an amended complaint, and in September 2024, Google filed a motion to dismiss. In December 2024, the U.S. Judicial Panel on Multidistrict Litigation (JPML) transferred the case to the existing proceeding, In re: Google Digital Advertising Antitrust Litigation (JPML No. 3010). After common questions of facts are resolved in the Multidistrict Litigation proceeding, its case would be transferred back to the Northern District of California for trial. A second amended compliant will be filed during the week of March 24, 2025.

In January 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of Rumble or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the shares of Rumble in the Business Combination), together with other damages including punitive damages and costs. The case is currently in discovery. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of such claims is uncertain, and could result in, among other things, damages, and/or awards of attorneys’ fees or expenses. Mediation is scheduled for April 14, 2025.

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

In November 2023, we filed a defamation lawsuit in the U.S. District Court for the Middle District of Florida against Nandini Jammi and Claire Atkin, co-founders of an organization that targets news outlets and platforms that do not adhere to their political worldview. The lawsuit seeks actual, presumed, and punitive damages against Jammi and Atkin for their defamatory statements about Rumble, in addition to all costs and fees associated with the case. We have also asked the court to prohibit the defendants from repeating their false statements. In May 2024, the defendants filed a motion to dismiss for failure to state a claim. The court held a hearing on that motion on November 7, 2024. Both parties filed motions for summary judgment. The defendants filed a notice to withdraw their consent to a joint motion to extend the case deadlines by six months and also withdrew their motion to dismiss. Rumble subsequently filed a motion to deny defendants’ motion for summary judgment.

In August 2024, we filed an antitrust lawsuit in the U.S. District Court for the Northern District of Texas against the World Federation of Advertisers, WPP plc, and GroupM Worldwide LLC alleging a conspiracy to withhold advertising revenue from Rumble and other digital media platforms. The lawsuit seeks a declaration that the defendants’ conduct is illegal, a permanent injunction against the conduct, damages, interest, and legal fees, among other relief. In September 2024, we filed an amended complaint, which added Diageo plc as a defendant. The defendants’ filed a motion to dismiss on February 21, 2025. Rumble’s answer is due on April 15, 2025.

In October 2024, plaintiff David Stebbins filed a lawsuit in the U.S. District Court for the District of Delaware naming Rumble Inc. and an unaffiliated entity doing business as “The Specter Report” as defendants. Mr. Stebbins, who is not represented by counsel, alleges six counts of copyright infringement and one count of slander and seeks injunctive relief and $900,000 in damages from Rumble. We have not yet been formally served with the lawsuit and believe that the allegations are meritless.

In November 2024, we filed a lawsuit against the California Attorney General and Secretary of State in the U.S. District Court for the Eastern District of California to enjoin the enforcement of AB 2655, a recently enacted state law regulating online platforms. The law would require online platforms to receive reports about posts related to elections, public officials, and candidates for office that are deemed “materially deceptive,” then remove or label the content. Our lawsuit was consolidated with similar lawsuits filed by other affected online platforms and content creators, and the state of California has agreed to enjoin the enforcement of the law during the initial phases of the litigation. The plaintiffs’ summary judgment motions were filed on March 7, 2025.

In February 2025, Rumble filed a complaint and a request for a Temporary Restraining Order (“TRO”) in the U.S. District Court for the Middle District of Florida against Brazilian Supreme Court Justice Alexandre de Moraes related to content blocking orders issued by him against Rumble. The court denied, without prejudice, Rumble’s motion for a TRO on the grounds that the matter was not ripe for judicial review. The court noted that Justice Moraes’s pronouncements and directives had not been properly served on Rumble, that Rumble was not obligated to comply with such pronouncements and directives, and that no U.S. entity was required to enforce them.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Warrants are listed on The Nasdaq Global Market under the symbols “RUM” and “RUMBW”, respectively.

Holders of Record

As of March 20, 2025, there were (i) 170 shareholders of record of our Class A Common Stock, (ii) 9 shareholders of record of our Class C Common Stock, (iii) one shareholder of record of our Class D Common Stock and (iv) 14 holders of record of our warrants to purchase our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and Rumble Inc.’s (“Rumble” or the “Company”) consolidated financial statements as of and for the years ended December 31, 2024 and 2023 (“consolidated financial statements”) and other information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Significant Events and Transactions

On December 20, 2024, the Company announced that it had entered into a definitive agreement for a strategic investment of $775 million from Tether, the largest company in the digital assets industry and the most widely used dollar stablecoin across the world with more than 400 million users. As part of the transaction, which closed on February 7, 2025, Tether purchased 103,333,333 shares of Class A Common Stock at a price per share of $7.50, totaling $775 million in gross proceeds to Rumble. As part of the closing of the transaction, the Company completed a tender offer to purchase 70,000,000 shares of its Class A Common Stock at a price of $7.50 per share (the “Tender Offer”), for a total of $525 million, excluding fees and expenses related to the Tender Offer. The Company will use $250 million of the proceeds, less transaction expenses, to support growth initiatives.

Refer to Note 11, Derivative Liability, to our consolidated financial statements included elsewhere in this Annual Report.

Revenues

We generate revenues primarily from Audience Monetization and Other Initiatives.

Audience Monetization includes advertising fees on the Rumble platform; subscription fees earned primarily from consumer product offerings such as Rumble Premium; Locals and badges; revenues generated from content that is licensed by third-parties; pay-per-view; and fees from tipping and platform hosting fees. Advertising fees are generated by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions, such as clicks, or purchases taken, by our users.

Other Initiatives includes digital advertisements that are placed on Rumble’s network of third-party publisher websites or mobile applications; and cloud. Cloud includes consumption-based fees, subscriptions for infrastructure and professional services.

Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

Expenses

Expenses primarily include cost of services, general and administrative, research and development, sales and marketing, acquisition-related transaction costs, amortization and depreciation, and changes in fair value of contingent consideration. The most significant component of our expenses on an ongoing basis are programming and content.

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

Acquisition-Related Transaction Costs

Acquisition-related transaction costs consist of transaction expenses related to acquisitions.

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

Non-Operating Income and Other Items

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities We invest in highly liquid securities such as money market funds, treasury bills and term deposits.

Other Expense

Other expense consists of miscellaneous income earned outside of normal company revenue as well as foreign exchange gains and losses related to gains and losses on transactions denominated in currencies other than the U.S. dollar.

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

Change in Fair Value of Derivative

The forward purchase contracts in connection with the Tether transaction do not meet the criteria for equity classification, and must be recorded as a liability in accordance with guidance contained in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”). Because the derivative meets the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), it is measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change.

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

[1]	Google, “[UA→GA4] Comparing Metrics: Google Analytics 4 vs. Universal Analytics, https://support.google.com/analytics/answer/11986666#zippy=%2Cin-this-article (last accessed Mar. 12, 2025) [hereinafter: “Google, Comparing Metrics.”] (providing the technical criteria Google uses to calculate active users).
[2]	Id.
[3]	Id.
[4]	During the measurement period, Rumble was available on the following connected TV systems: Roku, Android TV, Amazon Fire, LG, and Samsung TVs.
[5]	Google provides additional information on its definition of an “active user,” see Google, Comparing Metrics.
[6]	According to the GA4 dashboard, “[a]s of August 26, 2023, Analytics is estimating data that’s missing due to factors such as cookie consent.”

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

Like many other major online platforms, we rely on significant paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activity that results from such advertising is genuine. Spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute to some amount of overstatement of our performance indicators, including reporting of MAUs by Google. We continually seek to improve our ability to estimate the total number of spam-generated users, and we eliminate material activity that is substantially likely to be spam from the calculation of our MAUs. We will not, however, succeed in identifying and removing all spam.

MAUs (GA4) were 68 million on average in the fourth quarter of 2024, an increase of 1% from the third quarter of 2024. The increase in MAUs was primarily driven by increased interest in politics during the final stretch of the U.S. presidential election campaign, offset in part by reduced MAU activity during the December holiday season.

Average Revenue Per User (“ARPU”)

We use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics). ARPU does not include Other Initiatives revenue.

ARPU was $0.39 in the fourth quarter of 2024, an increase of 18% from the third quarter of 2024. The increase from the third quarter is attributable to higher advertising revenue and subscription revenue.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2024 and 2023 and the dollar and percentage change between the two periods:

For the year ended December 31,	2024	2023	Variance ($)	Variance (%)

Revenues	$95,488,190	$80,963,451	$14,524,739	18%

Expenses
Cost of services (content, hosting and other)	$138,472,266	$146,156,734	$(7,684,468)	(5)%
General and administrative	36,646,307	37,125,296	(478,989)	(1)%
Research and development	18,923,319	15,721,663	3,201,656	20%
Sales and marketing	17,330,925	13,427,021	3,903,904	29%
Acquisition-related transaction costs	-	1,151,318	(1,151,318)	(100)%
Amortization and depreciation	13,614,587	4,850,812	8,763,775	181%
Changes in fair value of contingent consideration	1,354,357	(1,922,381)	3,276,738	(170)%
Total expenses	226,341,761	216,510,463	9,831,298	5%
Loss from operations	(130,853,571)	(135,547,012)	4,693,441	(3)%
Interest income	8,083,903	13,594,463	(5,510,560)	(41)%
Other expense	(207,431)	(125,511)	(81,920)	65%
Change in fair value of warrant liability	(32,694,697)	2,365,895	(35,060,592)	(1,482)%
Change in fair value of derivative	(184,699,998)	-	(184,699,998)	*NM
Loss before income taxes	(340,371,794)	(119,712,165)	(220,659,629)	184%
Income tax benefit	2,009,015	3,291,703	(1,282,688)	(39)%
Net loss	$(338,362,779)	$(116,420,462)	$(221,942,317)	191%

*	NM- Percentage change not meaningful.

Revenues

Revenues increased by $14.5 million to $95.5 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, of which $10.3 million was attributable to an increase in Audience Monetization revenues and $4.2 million was attributable to higher Other Initiatives. The increase in Audience Monetization revenues was mainly due to higher revenue from subscriptions, tipping fees, licensing, platform hosting and advertising. The increase in Other Initiative revenue was mostly due to more advertising inventory being monetized by our publisher network and an increase in cloud services offered.

Cost of Services

Cost of services decreased by $7.7 million to $138.5 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a reduction in programming and content costs of $9.5 million, offset by an increase of $1.8 million in other cost of services including payment processing fees and costs paid to publishers.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million to $36.6 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was mainly driven by a reduction in administrative expenses of $2.8 million and share-based compensation of $1.1 million, offset by an increase in payroll and related expenses of $3.4 million. The decrease of $2.8 million in administrative expenses was primarily due to lower expenses related to public company-related costs, legal, insurance, and other administrative services. The decrease in share-based compensation was related to the recognition of contingent shares issued in connection with the Callin acquisition that was accounted for as a post-combination expense as well as the expense of previously and newly granted restricted stock units and stock options for certain employees and executives.

Research and Development Expenses

Research and development expenses increased by $3.2 million to $18.9 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to an increase of $2.7 million in payroll and related expenses, and an increase of $0.5 million in other expenses .

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.9 million to $17.3 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to an increase of $2.7 million in payroll and related expenses, $0.4 million in consulting services, and $0.8 million in other marketing and public relations activities.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs decreased by $1.2 million to $nil in the year ended December 31, 2024 compared to the year ended December 31, 2023. Acquisition-related transaction costs for the year ended December 31, 2023 consisted of transaction costs incurred related to acquisitions completed in 2023.

Amortization and Depreciation

Amortization and depreciation increased by $8.8 million to $13.6 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to an increase of $2.0 million from depreciation on our property and equipment as we continue to build out our infrastructure, as well as an increase in amortization from intangible assets of $6.8 million.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased by $3.3 million to $1.4 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and the Company’s share price at closing. The change in fair value of contingent consideration was directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met.

Interest Income

Interest income decreased by $5.5 million to $8.1 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due to our reduced investment in money market funds, treasury bills, and term deposits.

Other Expense

Other expense increased by an immaterial amount in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to lower foreign currency rate fluctuation as we maintained the majority of our cash balance in U.S. dollars, which is our functional currency, as of December 31, 2024.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $35.1 million resulting in a loss of $32.7 million in the year ended December 31, 2024. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability was directly attributable to changes in the trading price of Rumble’s warrants.

Change in Fair Value of Derivative

Change in fair value of derivative decreased by $184.7 million resulting in a loss of $184.7 million in the year ended December 31, 2024. The derivative arose in connection with the forward purchase contracts related to the Tether transaction. As the forward purchase contracts meet the classification of a financial liability in accordance with ASC 815-40, the related derivative is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this forward purchase contracts were measured using a Monte Carlo simulation methodology that includes simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The decrease relates to the revaluation of the forward purchase contracts in connection with the Tether transaction.

Income Tax Benefit

Income tax benefit decreased by $1.3 million to $2.0 million in the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and funds previously raised. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of December 31, 2024, our cash and cash equivalents balance was $114.0 million. Cash and cash equivalents consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators, including sports leagues. As of December 31, 2024, we had entered into programming and content agreements with a minimum contractual cash commitment of $30 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 24 months, commencing in 2025.

The following table presents a summary of the consolidated statement of cash flows for the years ended December 31, 2024 and 2023:

	Year ended December 31,
Net cash provided by (used in):	2024	2023	Variance ($)
Operating activities	$(87,010,475)	$(92,911,313)	$5,900,838
Investing activities	(15,644,135)	(23,771,314)	8,127,179
Financing activities	(1,665,148)	(2,147,994)	482,846

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 primarily consisted of net loss adjusted for certain non-cash items, including a $218.7 million loss on the change in fair value of warrants, contingent consideration and derivative, $21.5 million change in share-based compensation, $13.6 million change in amortization and depreciation, $1.0 million changes in non-cash lease expenses, as well as changes in operating assets and liabilities. The decrease in net cash used in operating activities during the year ended December 31, 2024 compared to the year ended December 31, 2023 was mostly due to changes in net loss adjusted for certain non-cash items, offset by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 consisted of $7.2 million in purchases of property, equipment, and intangible assets, $9.6 million in cash paid in connection with the acquisitions of Callin and North River, and $1.1 million in the sale of marketable securities. The decrease in net cash used in investing activities during the year ended December 31, 2024 compared to the year ended December 31, 2023 was mainly driven by decreases in purchases of property and equipment and marketable securities, which were partially offset by a rise in spending on intangible assets. Additionally, the reduction in net cash used was due to cash payments made to non-accredited investors related to the Callin acquisition during the year ended December 31, 2024 as well as cash acquired in connection with the Callin acquisition during the year ended December 31, 2023.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 consisted of $2.0 million in taxes paid from the net share settlement of share-based compensation and $0.4 million in share issuance costs, offset by $0.7 million from proceeds related to stock options exercised. The decrease in net cash used in financing activities was due to a decrease in taxes paid from the net share settlement of share-based compensation as well as an increase in proceeds from stock options exercised in the year ended December 31, 2024 compared to net cash used in the year ended December 31, 2023. The reduction in net cash used was offset by an increase in share issuance costs.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Total revenue	$30,228,287	$25,056,904	$22,469,543	$17,733,456
Net loss	$(236,752,626)	$(31,539,413)	$(26,780,700)	$(43,290,040)

	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Total revenue	$20,391,872	$17,982,150	$24,974,054	$17,615,375
Net loss	$(29,277,227)	$(29,021,042)	$(29,454,080)	$(28,668,113)

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use the non-GAAP financial measure of: Adjusted EBITDA, which is defined as net income (loss) excluding interest income (expense), net, other income (expense), net; provision for income taxes, depreciation and amortization, share-based compensation expense, acquisition-related expense, change in fair value of warrants, change in fair value of contingent consideration, and change in the fair value of derivative. The Company’s management believes that it is important to consider Adjusted EBITDA, in addition to net income (loss), as it helps identify trends in our business that could otherwise be masked by the effect of the gains and losses that are included in net income (loss) but excluded from Adjusted EBITDA.

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

Reconciliation of Adjusted EBITDA

	For the year ended December 31,
	2024	2023

Net loss	$(338,362,779)	$(116,420,462)
Adjustments:
Amortization and depreciation	13,614,587	4,850,812
Share-based compensation expense	23,814,763	16,134,714
Interest income	(8,083,903)	(13,594,463)
Other expense	207,431	125,511
Income tax benefit	(2,009,015)	(3,291,703)
Change in fair value of warrants liability	32,694,697	(2,365,895)
Change in fair value of contingent consideration	1,354,357	(1,922,381)
Change in fair value of derivative	184,699,998	-
Acquisition-related transaction costs	-	1,151,318
Adjusted EBITDA	$(92,069,864)	$(115,332,549)

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

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. The trade and barter expense is recorded in sales and marketing expense in the consolidated statement of operations.

Arrangement to Sell Shares to Tether (Unit of Account)

The Company applied judgement in determining whether the support agreements and agreement to sell shares to Tether were a single unit or multiple units of account. Given that the agreements were entered into contemporaneously and in contemplation of one another, the closing of the support agreements was contingent on the close of the sale of shares to Tether, and the agreements relate to the same underlying risk (the price risk of the Company’s shares), the Company determined that the overall arrangement was one unit of account. As a result, the arrangement is accounted for as a derivative, initially and subsequently measured at fair value with changes through net loss. See Note 17 for information regarding the estimation of the fair value of the derivative.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for the years ended December 31, 2024 and 2023.

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

Credit Risk

We are exposed to credit risk on our cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities with financial institutions with high credit standing, and we place excess cash in marketable investment grade debt securities. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. A meaningful portion of our revenue is attributable to service agreements with one customer. For the years ended December 31, 2024 and 2023, one customer accounted for $14.9 million and $37.0 million or 16% and 46% of our revenue, respectively. As of December 31, 2024, no single customer represented 10% or more of total accounts receivable. As of December 31, 2023, one customer accounted for 35% of accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash, cash equivalents and marketable securities. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $114.0 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

Item 8. Financial Statements and Supplementary Data

Rumble Inc.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

Rumble Inc.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Rumble Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rumble Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Seattle, Washington

March 25, 2025

We have served as the Company’s auditor since 2023.

Rumble Inc.

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

For the year ended December 31,	2024	2023

Revenues	$95,488,190	$80,963,451

Expenses
Cost of services (content, hosting and other)	$138,472,266	$146,156,734
General and administrative	36,646,307	37,125,296
Research and development	18,923,319	15,721,663
Sales and marketing	17,330,925	13,427,021
Acquisition-related transaction costs	-	1,151,318
Amortization and depreciation	13,614,587	4,850,812
Changes in fair value of contingent consideration	1,354,357	(1,922,381)

Total expenses	226,341,761	216,510,463

Loss from operations	(130,853,571)	(135,547,012)
Interest income	8,083,903	13,594,463
Other expense	(207,431)	(125,511)
Changes in fair value of warrant liability	(32,694,697)	2,365,895
Changes in fair value of derivative	(184,699,998)	-

Loss before income taxes	(340,371,794)	(119,712,165)
Income tax benefit	2,009,015	3,291,703

Net loss	$(338,362,779)	$(116,420,462)

Loss per share – basic and diluted	$(1.66)	$(0.58)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	204,100,835	201,442,321

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$9,030,594	$3,994,180
General and administrative	11,788,130	10,686,099
Research and development	2,014,168	1,016,627
Sales and marketing	981,871	437,808

Total share-based compensation expense	23,814,763	16,134,714

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

December 31,	2024	2023

Assets
Current assets
Cash and cash equivalents	$114,018,900	$218,338,658
Marketable securities	-	1,135,200
Accounts receivable, net	9,778,941	5,440,447
Prepaid expenses and other	12,329,789	13,090,072
	136,127,630	238,004,377

Other non-current assets	402,475	1,626,802
Property and equipment, net	17,068,076	19,689,987
Right-of-use assets, net	1,753,100	2,473,903
Intangible assets, net	29,306,135	23,262,428
Goodwill	10,655,391	10,655,391
	$195,312,807	$295,712,888

Liabilities and Shareholders' (Deficit) Equity

Current liabilities
Accounts payable and accrued liabilities	$18,223,372	$24,713,203
Deferred revenue	12,812,984	7,003,891
Lease liabilities	1,000,643	975,844
Contingent consideration	-	863,643
Derivative liability	184,699,998	-
	216,736,997	33,556,581

Lease liabilities, net of current portion	799,910	1,630,837
Contingent consideration, net of current portion	-	705,717
Warrant liability	40,391,302	7,696,605
Other liability	500,000	500,000
	258,428,209	44,089,740
Commitments and contingencies (Note 16)

Shareholders' (deficit) equity
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 118,808,857 and 114,926,700 shares issued and outstanding, as of December 31, 2024 and 2023, respectively; 170,000,000 Class C (and corresponding ExchangeCo Share) authorized, 165,153,621 and 165,353,621 shares issued and outstanding, as of December 31, 2024 and 2023, respectively; 110,000,000 Class D authorized, 105,782,403 and 105,782,403 shares issued and outstanding, as of December 31, 2024 and 2023, respectively)	768,892	768,523
Accumulated deficit	(483,565,942)	(145,203,163)
Additional paid-in capital	419,681,648	396,057,788
	(63,115,402)	251,623,148
	$195,312,807	$295,712,888

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Consolidated Statements of Shareholders' (Deficit) Equity

(Expressed in U.S. Dollars)

	For the year ended December 31, 2024
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2023	114,926,700	165,353,621	105,782,403	$741,410	$16,535	$10,578	$396,057,788	$(145,203,163)	$251,623,148
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	200,000	(200,000)	-	20	(20)	-	-	-	-
Issuance of Class A Common Stock in connection with Callin acquisition	836,292	-	-	84	-	-	2,656,429	-	2,656,513
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	2,845,865	-	-	285	-	-	662,918	-	663,203
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,963,132)	-	(1,963,132)
Share-based compensation	-	-	-	-	-	-	22,267,645	-	22,267,645
Loss for the year	-	-	-	-	-	-	-	(338,362,779)	(338,362,779)
Balance December 31, 2024	118,808,857	165,153,621	105,782,403	$741,799	$16,515	$10,578	$419,681,648	$(483,565,942)	$(63,115,402)

	For the year ended December 31, 2023
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2022	111,467,763	167,662,214	105,782,403	$741,013	$16,766	$10,578	$367,649,123	$(28,782,701)	$339,634,779
Issuance of Class A Common Stock in connection with Callin acquisition	981,243	-	-	149	-	-	14,664,682	-	14,664,831
Issuance costs in connection with Callin acquisition	-	-	-	-	-	-	(40,478)	-	(40,478)
Holdback of Class A Common Stock for the repayment of domain name loan in connection with the acquisition of Locals Technology Inc.	(26,731)	-	-	(3)	-	-	(391,232)	-	(391,235)
Issuance of Class A Common Stock upon vesting of restricted stock units	551,522	-	-	55	-	-	-	-	55
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	2,308,593	(2,308,593)	-	231	(231)	-	-	-	-
Net share settlement on restricted stock units	(355,690)	-	-	(35)	-	-	(2,107,536)	-	(2,107,571)
Share-based compensation	-	-	-	-	-	-	16,283,229	-	16,283,229
Loss for the year	-	-	-	-	-	-	-	(116,420,462)	(116,420,462)
Balance December 31, 2023	114,926,700	165,353,621	105,782,403	$741,410	$16,535	$10,578	$396,057,788	$(145,203,163)	$251,623,148

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

For the year ended December 31,	2024	2023

Cash flows provided by (used in)

Operating activities
Net loss for the year	$(338,362,779)	$(116,420,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	13,614,587	4,850,812
Share-based compensation	21,530,677	16,283,229
Non-cash interest expense	-	58,815
Net trade and barter revenue and expense	118,873	-
Non-cash lease expense	997,541	788,799
Change in fair value of warrants	32,694,697	(2,365,895)
Change in fair value of contingent consideration	1,354,357	(1,922,381)
Change in fair value of derivative	184,699,998	-

Changes in operating assets and liabilities:
Accounts receivable	(4,338,494)	(674,981)
Prepaid expenses and other	2,321,553	(4,990,778)
Accounts payable and accrued liabilities	(4,268,101)	9,612,728
Deferred revenue	5,690,220	5,963,272
Deferred tax liability	(2,009,015)	(3,323,744)
Operating lease liabilities	(1,054,589)	(770,727)
Net cash used in operating activities	(87,010,475)	(92,911,313)

Investing activities
Purchase of property and equipment	(2,674,114)	(14,572,933)
Purchase of intangible assets	(4,493,422)	(2,915,085)
Purchase of marketable securities	-	(1,135,200)
Sale and maturities of marketable securities	1,135,200	1,100,000
Cash acquired in connection with Callin acquisition	-	1,000,989
Cash paid to non-accredited investors in connection with Callin acquisition	(2,488,931)	-
Cash paid in connection with North River acquisition	(7,122,868)	(7,249,085)
Net cash used in investing activities	(15,644,135)	(23,771,314)

Financing activities
Taxes paid from net share settlement for share-based compensation	(1,963,132)	(2,107,516)
Proceeds from exercise of stock options	663,204	-
Share issuance costs	(365,220)	(40,478)
Net cash used in financing activities	(1,665,148)	(2,147,994)

Decrease in cash and cash equivalents during the period	(104,319,758)	(118,830,621)

Cash and cash equivalents, beginning of year	218,338,658	337,169,279
Cash and cash equivalents, end of year	$114,018,900	$218,338,658

Supplemental cash flow information:
Cash paid for income taxes	$71,864	$31,974
Cash paid for interest	288	4,212
Cash paid for lease liabilities	1,242,376	770,727

Non-cash investing and financing activities:
Non-cash consideration related to the acquisition of Callin (Note 3)	-	18,226,572
Class A Common Stock issued to settle contingent consideration liability	1,404,753	-
Deferred issuance costs included in accounts payable and accrued liabilities	880,000	-
Property and equipment in accounts payable and accrued liabilities	46,210	123,946
Recognition of operating right-of-use assets in exchange of operating lease liabilities, net of derecognition of terminated leases	276,738	1,906,248
Settlement of loan receivable in exchange for Class A Common Stock	-	391,235
Share-based compensation capitalized related to intangible assets	736,966	-

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

1.	Overview and Basis of Presentation

Nature of Operations

Rumble Inc. ("Rumble” or the "Company”) is a high growth, video sharing platform and cloud services provider designed to help content creators manage, distribute, and monetize their content by connecting them with brands, publishers, and directly to their subscribers and followers. The Company’s registered office is located at 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. The Company’s shares of Class A common stock and warrants are traded on The Nasdaq Global Market ("Nasdaq”) under the symbol "RUM” and "RUMBW”, respectively.

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to the: allowance for credit losses; valuation of share-based compensation awards; estimates in the determination of the fair value of assets acquired and liabilities assumed in connection with acquisitions; fair value of financial instruments including warrant liability, contingent consideration, and derivative; discount rate in determining lease liabilities; valuation of long-lived assets and their associated useful lives, valuation of goodwill; and the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes; and estimates in the determination of the fair value of non-cash consideration earned in trade and barter transactions. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

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

The Company evaluates the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. Our financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, lease liabilities, warrant liability, contingent consideration, derivative liability, and other liabilities, approximate fair value.

Concentration Risk

A meaningful portion of the Company’s revenue (and a substantial portion of the Company’s net cash from operations that it can freely access) is attributable to service agreements with several customers. See Note 18 for further details.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company derives revenues primarily from:

●	Audience Monetization; and

●	Other Initiatives

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

5.	Recognize revenue when/as performance obligation(s) are satisfied

Audience Monetization

Audience Monetization includes advertising fees on the Rumble platform; subscription fees earned primarily from consumer product offerings such as Rumble Premium, Locals and badges; revenues generated from content that is licensed by third-parties; pay-per-view; and fees from tipping and platform hosting fees.

The Company generates advertising fees by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble websites and its associated mobile or connected TV applications. Customers pay for advertisements either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks or purchases taken, by our users. For cost-per-message-read advertising, customers pay to have their products or services promoted by a content creator.

The Company recognizes revenue from video and display advertisements when a user engages with the advertisement, such as an impression, click, or purchase. For cost-per-message-read advertising, advertising revenue is recognized when the performance obligation is fulfilled, usually when the message is read or when a user makes a purchase. In general, advertising fees are reported on a gross basis because the Company controls the advertising inventory before it is transferred to the customer. Control is evidenced by the Company’s sole ability to monetize the advertising inventory before it is transferred to the customer.

Revenue from subscription services related to consumer product offerings, including Rumble Premium, Locals, and badges, is recognized over the contract duration on a straight-line basis.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Under bulk license agreements, the Company’s obligations include hosting the content libraries for access and searching by the customer, updating the libraries with new content provided by the content owner, and making videos selected by the customer available for download, throughout the term of the contract. These services are billed based on the access to the content regardless of the number of videos downloaded. All of these services are highly interdependent as the customer’s ability to derive its intended benefit from the contract depends on the entity transferring both the access to the content library over time and making the videos available as and when required by the customer for download. These services, therefore, constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term. The predominant item in the single performance obligation is a license providing a right to access the content library throughout the license period. For these arrangements, the Company recognizes the total fixed fees under the contract as revenue ratably over the term of the contract as the performance obligation is satisfied, as this best depicts the pattern of control transfer.

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

Other Initiatives

Other Initiatives includes digital advertisements that are placed on Rumble’s network of third-party publisher websites or mobile applications and cloud. Cloud includes consumption-based fees, subscriptions for infrastructure and professional services.

The Company facilitates the placement of the customer’s digital video and display advertisements on third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks or purchases taken, by our users. The Company recognizes revenue when a user engages with the advertisement, such as an impression, click, or purchase.

Cloud services are generally provided on either a consumption or subscription basis. Revenues related to cloud services provided on a consumption basis are recognized when the customer utilizes the services, based on the quantity of services consumed at the amount for which we have the right to invoice for services performed. Revenues related to cloud services provided on a subscription basis are recognized ratably over the contract term as the customer receives and consumes the benefits of the cloud services.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Principal vs Agent

In our arrangements, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis).

The Company controls the advertising inventory (including for digital advertisements that are placed with third-party publishers) before it is transferred to the customer and therefore is the principal in the transaction. Control is evidenced by the Company’s ability to monetize the advertising inventory before it is transferred to the customer.

The Company is also acting as the principal in licensing and subscription transactions, as it has control over both the content that is monetized as well as the platform over which the content is displayed. Further, the Company manages the monetization of content and is the only party to the contract with its customers.

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

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. Trade and barter revenue was $2,881,398 and $nil for the years ended December 31, 2024 and 2023, respectively. Trade and barter expenses were $3,000,000 and $nil for the years ended December 31, 2024 and 2023, respectively. The trade and barter expense is recorded in sales and marketing expense in the consolidated statement of operations.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (Continued)

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

Costs of Services (Exclusive of Amortization and Depreciation)

Costs of services primarily consist of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to payments to content providers from whom videos and other content are licensed. These costs are typically paid to these providers based on revenues generated. In certain circumstances we incur additional costs related to incentivizing top content creators to promote and join our platform. Where that is the case, the Company recognizes the associated cost on a straight-line basis over the contractual term to which it relates.

●	Other costs of services include third-party service provider costs such as data center and networking, staffing costs directly related to professional services fees, and costs paid to publishers.

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense on the consolidated statements of operations. The Company incurred advertising expenses of $5,311,094 and $4,550,742 during the years ended December 31, 2024 and 2023, respectively.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (Continued)

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

Marketable securities are being accounted for as held-to-maturity investments and are carried at amortized cost with any gains and losses being recognized in interest income on the consolidated statements of operations. As of December 31, 2023, the marketable securities have maturity dates of twelve months or less and their amortized cost approximates fair value.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Current Expected Credit Losses

Accounts receivable includes current outstanding invoices billed to customers due under customary trade terms. The term between invoicing and when payment is due is not significant. The accounts receivable balance as of January 1, 2023 was $4,748,189.

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

Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have a material impact on the allowance for credit losses in future periods. The allowance for credit losses was $117,069 and $nil as of December 31, 2024 and 2023, respectively.

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

Most of our leases contain lease and non-lease components. Non-lease components include fixed payments for maintenance, utilities, and real estate taxes. The Company combines fixed lease and non-lease components and account for them as a single lease component. Our lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes, or other costs. Such variable lease costs are expensed as incurred on the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023

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

Intangible Assets

Intangible assets with finite lives consist of intellectual property, internal-use software, technology, brand, domain names, and an assembled workforce. Intangible assets acquired through business combination are recorded at their respective estimated fair values upon acquisition close. Other intangible assets acquired through asset acquisition are measured following a cost accumulation and allocation model under which the cost of the acquisition is allocated on a relative fair value basis to the net assets acquired.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (Continued)

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

For its annual impairment test performed on October 1, 2024, the Company completed an assessment and determined that there was no impairment of goodwill.

Derivative Liability

The Company evaluates financial instruments, including forward purchase or sale contracts over its own equity (“forward purchase contracts”), to determine the appropriate classification as financial liabilities, derivatives, or equity. Forward purchase contracts that meet the definition of mandatorily redeemable financial instruments or that obligate the Company to repurchase its own shares at a fixed or determinable price are classified as liabilities.

Forward purchase contracts classified as liabilities are initially recognized at fair value on the consolidated balance sheet, and subsequently remeasured at fair value each reporting period, with changes in fair value recognized in interest income (expense) on the consolidated statements of operations.

Forward purchase contracts that do not meet the criteria to be classified as liabilities or equity are accounted for as derivatives. Derivatives are recognized initially and subsequently at fair value, with changes recognized in changes in fair value of derivative on the consolidated statements of operations.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (Continued)

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (Continued)

New Standards or Amendments Adopted

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

The new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis. Upon adoption, the guidance was applied retroactively to all prior periods presented in the financial statements. See Note 20 for further details.

New Standards or Amendments Not Yet Effective

The following amendments to existing standards have been issued up to and including the date of issuance of these financial statements, however are not yet effective for the Company:

●	Accounting Standards Update 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in this update require in-scope crypto assets (including the Company's Bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income for each reporting period. The update also requires certain interim and annual disclosures for crypto assets within the scope of the standard. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

●	Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

●	Accounting Standards Update 2024-03, Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. The amendments in this update requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

The Company is still evaluating the impact of implementing the above improvements to its consolidated financial statements.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

3.	Acquisitions

Acquisition of Callin Corp.

On May 15, 2023 (the "Acquisition Date”), the Company acquired 100% of the outstanding equity of Callin Corp. ("Callin”), a podcasting and live streaming platform. Callin creates a seamless experience for its users to create, discover, and consume live and recorded content. The Company has determined that Callin meets the definition of a business and has accounted for the acquisition as a business combination. The fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition is as follows:

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

For the years ended December 31, 2024 and 2023

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

The following table shows the breakdown of the contingently issuable shares:

Number of Shares
Contingent consideration	903,689
Share-based compensation (Note 14)	596,311
Total contingently issuable shares	1,500,000

During the year ended December 31, 2024, certain of the contingently issuable shares were issued. Refer to Note 14 for the share-based compensation and below for the impact on contingent consideration.

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

On May 15, 2024, retention payment 1 was met resulting in the issuance of 192,885 shares of Class A Common Stock and a cash payment of $137,997. Retention payment 2 was reclassified to equity because the number of shares to be issued if the contingency is met is now fixed. As a result, the Company recognized $1,334,516 in equity.

As of December 31, 2024, it was determined that retention payment 2 was not met, resulting in forfeitures of the rights to contingent consideration.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

3.	Acquisitions (Continued)

Acquisition of Callin Corp. (Continued)

The Company has recognized a change in fair value for the retention payment 1 and 2 contingent consideration of $1,354,357 and $1,922,381 due to the change in the Company’s stock price and the probability of each contingency being met for the years ended December 31, 2024 and 2023, respectively.

Milestone payments 1 and 2

The Company has determined that milestone payments 1 and 2 are separate units of account because a fixed number of shares will be issued if each contingency is met, and meeting one contingency is not dependent on the other. The key inputs into the fair value determination are the probability of each contingency being met, and the share price on the Acquisition Date. As of December 31, 2024, milestone payments 1 and 2 were met resulting in the issuance of 507,636 shares of Class A Common Stock and a cash payment of $149,605.

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

For the years ended December 31, 2024 and 2023

3.	Acquisitions (Continued)

Acquisition of North River Project Inc.

On October 3, 2023, the Company acquired 100% of the outstanding equity of North River Project Inc. ("North River”), for $10,000,000 Canadian Dollars ($7,293,000 US Dollars) in cash upfront and future contingent cash payments of up to $10,000,000 Canadian Dollars. The Company has determined that North River does not meet the definition of a business and has accounted for the acquisition as an asset acquisition. The contingent consideration contains two payments, each consisting of $5,000,000 Canadian Dollars upon the completion of feature development and integration of the acquired technology into the Company’s existing software within a 5-year period. The Company has elected to account for the contingent consideration at the point in time in which the payments have been met. During the year ended December 31, 2024, the contingent milestones were achieved and consequently the Company made a total cash payment of $10,000,000 Canadian Dollars ($7,122,868 US Dollars) to the former North River equity holders. The Company acquired North River for the purpose of acquiring certain developed software, developed technology, and an assembled workforce.

The Company allocated the upfront consideration to the acquired assets based on their relative fair value on the date of acquisition as follows:

Fair Value
Software and technology	$9,000,740
Assembled workforce	366,188
Net working capital	(14,808)
Deferred tax liability	(2,059,120)
Total consideration	$7,293,000

The Company allocated both contingent payments to the acquired assets based on their relative fair value on the date the milestone was met as follows:

Fair Value
Software and technology	$8,771,849
Assembled workforce	360,034
Deferred tax liability	(2,009,015)
Total consideration	$7,122,868

The additions were allocated to the cost basis of the acquired assets and the Company recognized a cumulative catch up on the amortization expense in the amount of $1,921,750 during the year ended December 31, 2024.

The acquired software and technology was assigned a useful life of 5 years and the assembled workforce was assigned a useful life of 2 years. The assets are recorded in intangible assets, net on the Company’s consolidated balance sheets.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

4.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	For the year ended December 31,
	2024	2023

Audience Monetization	$83,458,309	$73,138,933
Other Initiatives	12,029,881	7,824,518
Total revenues	$95,488,190	$80,963,451

The Company recognizes revenue either at a point in time or over time, depending upon the characteristics of the contract.

	For the year ended December 31,
	2024	2023

Point in time	$36,318,995	$21,741,274
Over time	59,169,195	59,222,177
Total revenues	$95,488,190	$80,963,451

Deferred Revenue

Deferred revenue recorded at December 31, 2024 is expected to be fully recognized by December 31, 2025. The deferred revenue balance as of December 31, 2024 was $12,812,984. The deferred revenue balance as of December 31, 2023 was $7,003,891, of which $6,716,383 was recognized as revenues for the year ended December 31, 2024. The deferred revenue balance as of January 1, 2023 was $1,040,619, of which $881,596 was recognized as revenues for the year ended December 31, 2023.

5.	Cash, Cash Equivalents, and Marketable Securities

Cash and cash equivalents consist of the following:

	As of December 31,
	Contracted	2024	2023
	Maturity	Balance	Balance

Cash	Demand	$7,344,275	$11,632,839
Treasury bills, money market funds, and term deposits	Demand	106,674,625	206,705,819
		$114,018,900	$218,338,658

Marketable securities consist of term deposits of $nil and $1,135,200 as of December 31, 2024 and 2023, respectively. The Company did not have any long-term investments as of December 31, 2024 or 2023.

As of December 31, 2024 and 2023, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the day-to-day business operations.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

6.	Property and Equipment

	As of December 31,
	2024	2023
Computer hardware	$24,577,345	$21,969,345
Furniture and fixtures	123,417	121,077
Leasehold improvements	1,942,799	1,911,901
	26,643,561	24,002,323
Accumulated depreciation	(9,575,485)	(4,312,336)
Net carrying value	$17,068,076	$19,689,987

Depreciation expense on property and equipment for the years ended December 31, 2024 and 2023 was $5,296,024 and $3,267,920, respectively.

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. These leases have original lease periods expiring between 2025 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	As of December 31,
	2024		2023
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Right-of-use assets	$4,109,922	$(2,356,822)	$3,833,184	$(1,359,281)
Net carrying value		$1,753,100		$2,473,903

Operating lease costs for the years ended December 31, 2024 and 2023 were $1,175,186 and $848,849, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

Supplemental balance sheet information related to the operating lease liabilities is as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term	1.85 years	2.65 years
Weighted-average incremental borrowing rate	7.26%	7.52%

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of December 31, 2024:

2025	$1,053,920
2026	745,342
2027	62,456
1,861,718
Less: imputed interest*	(61,165)
1,800,553

Current portion	$1,000,643
Long-term portion	$799,910

*	Imputed interest represents the difference between undiscounted cash flows and cash flows

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

8.	Intangible Assets

	As of December 31,
	2024
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	4.17	$461,663	$(179,563)	$282,100
Domain name	11.42	500,448	(120,089)	380,359
Brand	6.83	1,284,000	(408,769)	875,231
Software and technology	3.72	30,314,958	(8,063,413)	22,251,545
Internal software development	3.50	6,586,351	(1,341,784)	5,244,567
Assembled workforce	0.75	726,222	(453,889)	272,333
		$39,873,642	$(10,567,507)	$29,306,135

	As of December 31,
	2023
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	4.74	$461,663	$(101,023)	$360,640
Domain name	12.42	500,448	(86,019)	414,429
Brand	7.83	1,284,000	(280,369)	1,003,631
Software and technology	4.68	20,894,389	(1,618,906)	19,275,483
Internal software development	4.18	2,004,684	(116,854)	1,887,830
Assembled workforce	1.75	366,188	(45,773)	320,415
		$25,511,372	$(2,248,944)	$23,262,428

Amortization expense related to intangible assets for the years ended December 31, 2024 and 2023 was $8,318,563 and $1,582,889.

For intangible assets held as of December 31, 2024, future amortization expense is as follows:

2025	$8,276,864
2026	7,714,467
2027	7,082,342
2028	5,414,354
2029	371,335
Thereafter	446,773
$29,306,135

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

9.	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. There were no changes in the carrying amount of goodwill. Goodwill was $10,655,391 as of December 31, 2024 and 2023.

There was no impairment of goodwill for the years ended December 31, 2024 and 2023.

10.	Income Taxes

The Company is subject to income tax in the U.S., and Canada through its wholly owned subsidiary, Rumble Canada Inc. Rumble Inc.'s federal statutory tax rate is 21.00% for the years ended December 31, 2024 and 2023.

The difference between the tax calculated on income before income tax according to the statutory tax rate and the amount of the income tax included in the income tax expense was reconciled as follows:

	For the year ended December 31,
	2024	2023
Loss before income taxes	$(340,371,794)	$(119,712,165)
Statutory income tax rate	21%	21%
Income tax recovery at statutory income tax rate	(71,478,077)	(25,139,555)
Non-deductible expenses and permanent adjustments	(1,333,920)	420,174
Share-based compensation	1,988,839	-
Change in the fair value of warrant liability	8,137,724	(943,421)
Change in the fair value of derivatives	44,143,300
Difference in jurisdictional tax rates	(11,087,797)	(4,891,708)
Tax rate differences and tax rate changes	(1,244,376)	-
Other	852,706	194,426
Change in valuation allowance	28,012,586	27,068,381

	$(2,009,015)	$(3,291,703)

Income tax benefit consists of the following:

	For the year ended December 31,
	2024	2023
Income tax benefit:
Domestic – U.S.	$(2,009,015)	$(3,291,703)
Foreign - Canada	-	-

	$(2,009,015)	$(3,291,703)

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

10.	Income Taxes (Continued)

Deferred Tax Assets (Liabilities)

	As of December 31,
	2024	2023
Deferred income tax assets:
Loss carryforwards	$65,814,397	$45,792,765
Intangible assets	2,777,120	-
Share-based compensation	5,646,180	3,627,277
R&D and other cost pool carryforwards	-	2,229,569
Other	81,932	129,636
Gross deferred income tax assets	74,319,629	51,779,247
Valuation allowance	(71,361,750)	(45,273,417)
Total deferred income tax assets, net of valuation allowance	2,957,879	6,505,830

Deferred income tax liabilities:
Tangible assets	(2,957,879)	(3,208,381)
Intangible assets	-	(3,297,449)
Total deferred income tax liabilities	(2,957,879)	(6,505,830)

Net deferred income tax assets and liabilities	$-	$-

The Company has assessed the realizability of the net deferred tax assets by considering the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative tax loss incurred by the Company over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company has recorded a full valuation allowance against the net deferred tax assets.

Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

As of December 31, 2024 and 2023, the Company has U.S. federal and state net loss carryforwards of $104,527,154 and $78,563,194, respectively, as well as Canadian federal and provincial non-capital loss carryforwards of $154,084,556 and $107,580,614, respectively. The U.S. federal losses can be carried forward indefinitely, generally, the state losses can be carried forward 20 years. The Canadian non-capital loss carryforwards expire between 2039 and 2044.

2039	$78,821
2041	4,223,836
2042	19,313,785
2043	77,202,600
2044	53,265,514
Indefinite	104,527,154

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

10.	Income Taxes (Continued)

Utilization of net operating loss carryforwards may be subject to limitations in the event of a change in ownership as defined under U.S. IRC Section 382, and similar state provisions. An "ownership change" is generally defined as a cumulative change in the ownership interest of significant stockholders of more than 50 percentage points over a three-year period. The Company experienced ownership change during 2021. Such ownership change could result in a limitation of the Company's ability to reduce future income by net operating loss carryforwards. A formal Section 382 study has not been prepared, so the exact effects of the ownership change are not known at this time.

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the effects of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not the uncertain tax positions will be sustained.  As of December 31, 2024, the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheet. During the year ended December 31, 2024, the Company did not record any interest and penalties in the consolidated statement of operations.

11.	Derivative Liability

On December 20, 2024, the Company announced that it had entered into a definitive agreement (the “Transaction Agreement”) for a strategic investment of $775 million (the “Transaction”) from Tether Investments Limited (n/k/a Tether Investments S.A. de C.V.) (“Tether”) in exchange for 103,333,333 shares of Class A Common Stock. The Class A Common Stock has a par value of $0.0001 per share. The purchase price of the Class A Common Stock in the Transaction was $7.50 per share.

The Transaction Agreement requires the Company to commence a tender offer to purchase up to 70,000,000 shares of the Company’s Class A Common Stock using proceeds from the Transaction, which the Company did subsequent to year end. See Note 21 for further details.

As contemplated by the Transaction Agreement, the Company executed support agreements with certain members of key management to provide a backstop to the anticipated tender offer and ensure 70,000,000 shares would be tendered and available for repurchase when the Transaction closes.

Under the Transaction Agreement, there is the possibility that the Company issues either 103,333,333 shares of Class A Common Stock in one or two closings, or issues 66,666,667 shares of Class A Common Stock in one closing if the tender offer is not successfully consummated by April 30, 2025.

The Company is accounting for the Transaction and support agreement as one unit of account which meets the definition of a derivative. As a result, the Company initially recorded a gain upon recognition of a derivative asset of $9,200,000 and subsequently recorded the derivative at fair value resulting in a liability of $184,699,998 at December 31, 2024 and a change in fair value of the derivative of $184,699,998 during the year ended December 31, 2024. See Note 17 for further details.

As of December 31, 2024, the Transaction had not been funded. The Transaction was completed on February 7, 2025. See Note 21 for further details.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

12.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. An amount of $500,000 related to these expenses was recorded in other liability as of December 31, 2024 and 2023.

13.	Shareholders’ (Deficit) Equity

The Company is authorized to issue 1,000,000,000 shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The following shares of common stock are issued and outstanding at:

	As of December 31,
	2024		2023
	Number	Amount	Number	Amount

Class A Common Stock	118,808,857	$741,799	114,926,700	$741,410
Class C Common Stock (and its corresponding ExchangeCo Share)	165,153,621	16,515	165,353,621	16,535
Class D Common Stock	105,782,403	10,578	105,782,403	10,578
Balance	389,744,881	$768,892	386,062,724	$768,523

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

13.	Shareholders’ (Deficit) Equity (Continued)

Class A Common Stock (Continued)

Number of Class A Common Stock

Balance December 31, 2023	114,926,700
Issuance of Class A Common Stock in connection with Callin acquisition	836,292
Issuance of Class A Common Stock upon exercise of stock options and warrants, as well as vesting of restricted stock units, net of share settlement	2,845,865
Issuance of Class A Common Stock in exchange for Class C Common Shares (and corresponding ExchangeCo Share)	200,000
Balance December 31, 2024	118,808,857

Former holders of the Legacy Rumble’s common shares are eligible to receive up to an aggregate of 105,000,000 additional shares of the Company’s Class A Common Stock, of which 76,412,604 shares are currently held in escrow and 28,587,396 shares will become issuable under options when the contingency is met. Similarly, the Sponsor’s common shares are eligible to receive up to an aggregate of 1,963,750 additional shares of the Company’s Class A Common Stock and will be issued when the contingency is met. The holders are eligible to the shares if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term will expire September 16, 2027. If there is a change in control prior to September 16, 2027 resulting in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the holders.

Number of Class A Common Stock

Balance December 31, 2022	111,467,763
Issuance of Class A Common Stock in connection with Callin acquisition	981,243
Issuance of Class A Common Stock upon vesting of stock awards, net of share settlement	195,832
Issuance of Class A Common Stock in exchange for Class C Common Shares (and corresponding ExchangeCo Share)	2,308,593
Holdback of Class A Common Stock for the repayment of domain name loan in connection with the acquisition of Locals Technology Inc.	(26,731)
Balance December 31, 2023	114,926,700

Class C Common Stock (and corresponding ExchangeCo Share)

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

13.	Shareholders’ (Deficit) Equity (Continued)

Class C Common Stock (and corresponding ExchangeCo Share) (Continued)

The Company’s indirect, wholly owned Canadian subsidiary 1000045728 Ontario Inc. ("ExchangeCo”) has 165,153,621 exchangeable shares ("ExchangeCo Shares”) outstanding at December 31, 2024 that are exchangeable at any time by the holder on a one-to-one basis into Class A Common Stock. The ExchangeCo Shares are entitled to any dividends that are declared on Class A Common Stock and participate in liquidation on the same basis as the holders of Class A Common Stock. Each ExchangeCo Share is issued "in tandem” with one share of Class C Common Stock. At the time an ExchangeCo Share is exchanged by the holder, the Company will issue one share of Class A Common Stock and the ExchangeCo Share and corresponding Class C Common Stock are cancelled. The ExchangeCo Share and the related share of Class C Common Stock cannot be separated. The Company views each ExchangeCo Share and its corresponding share of Class C Common Stock as one unit of account that is economically similar to a share of Class A Common Stock.

Number of Class C Common Stock (and corresponding ExchangeCo Share)

Balance December 31, 2023	165,353,621
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	(200,000)
Balance December 31, 2024	165,153,621

Number of Class C Common Stock (and corresponding ExchangeCo Share)

Balance December 31, 2022	167,662,214
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	(2,308,593)
Balance December 31, 2023	165,353,621

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

The number of Class D Common Stock was 105,782,403 as of December 31, 2024 and 2023. There were no changes in Class D Common Stock during the years ended December 31, 2024 and 2023.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

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

As of December 31, 2024, there were 58,165,382 shares of Class A Common Stock reserved for future issuance under the Stock Option Plan

Rumble Inc. 2022 Stock Incentive Plan

The Rumble Inc. 2022 Stock Incentive Plan (the "Stock Incentive Plan”) was approved by the board of directors and the stockholders of the Company, and became effective on September 16, 2022. The Company initially reserved 27,121,733 shares of Common Stock for issuance under the Stock Incentive Plan, subject to a ten-year evergreen feature.

As of December 31, 2024, there were 35,459,606 shares of Class A Common Stock reserved for future issuance under the Stock Incentive Plan.

Rumble Inc. 2024 Employee Stock Purchase Plan

The Rumble Inc. 2024 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan”) was approved by the board of directors and the stockholders of the Company, and became effective on March 26, 2024. The Company initially reserved 1,500,000 shares of Common Stock for issuance under the Employee Stock Purchase Plan.

As of December 31, 2024, there were 1,500,000 shares of Class A Common Stock reserved for future issuance under the Employee Stock Purchase Plan.

Share-based compensation expenses are summarized as follows:

	For the year ended December 31,
	2024	2023

Restricted stock units	$16,902,835	$8,463,373
Stock options	6,076,216	5,193,301
Rights to contingent consideration	835,712	2,478,040

	$23,814,763	$16,134,714

Restricted Stock Units

The fair value of the restricted stock units with market conditions was determined using a Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The following table reflects the assumptions made:

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

14.	Share-Based Compensation Expense (Continued)

Restricted Stock Units (Continued)

For the year ended December 31,
2024
Share price	$5.95-$7.24
Risk-free interest rate	4.08%-5.03%
Volatility	65%
Expected life	1-2 years
Dividend rate	0.00%

The following table reflects the continuity of unvested restricted stock units (“RSUs”) transactions:

	Service Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	1,631,338	$10.55
Granted	2,217,930	7.03
Vested	(1,482,328)	9.10
Forfeited/ Cancelled	(140,165)	6.79
Outstanding, December 31, 2024	2,226,775	$8.24

	Market Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	-	$-
Granted	676,243	2.48
Vested	-	-
Forfeited/ Cancelled	-	-
Outstanding, December 31, 2024	676,243	$2.48

As of December 31, 2024, the Company has RSUs outstanding that have market based vesting conditions if the closing price of the Company’s Class A Common Stock is greater than or equal to a specified price for a period of 20 trading days during any 30 trading-day period.

The following table reflects additional information related to RSUs activity:

	As of December 31, 2024
	Service Conditions	Market Conditions
Unrecognized compensation cost	$10,761,780	$1,168,832
Weighted average service period for unrecognized compensation cost	1.20 years	1.00 years
Grant date fair value of RSUs	$18,351,768	$1,676,276

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

14.	Share-Based Compensation Expense (Continued)

Stock Options

The fair value of the stock options was determined using either a Black-Scholes option pricing model or a Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The following table reflects the assumptions made:

For the year ended December 31,
	2024	2023
Share price	$5.61-$7.13	$2.68-$9.23
Exercise price	$5.61-$7.13	$4.63-$10.36
Risk-free interest rate	3.81%-4.35%	3.42%-4.94%
Volatility	62%-64%	88%-97%
Expected life	5-6 years	4-10 years
Dividend rate	0.00%	0.00%

The following table reflects the continuity of stock option transactions:

	Service Conditions
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	65,004,839	$0.58
Granted	4,546,270	6.39
Exercised	(1,696,138)	0.36
Forfeited/ Cancelled	(5,569,399)	5.07
Outstanding, December 31, 2024	62,285,572	$0.80	14.91

Vested and exercisable, December 31, 2024	57,475,446	$0.28	15.39

	Performance Conditions
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)
Outstanding, December 31, 2023	358,249	$9.42
Granted	580,139	7.13
Forfeited	(358,249)	9.42
Outstanding, December 31, 2024	580,139	$7.13	9.91

Vested and exercisable, December 31, 2024	-	$-	-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of December 31, 2024, the aggregate intrinsic value of options outstanding was $763,899,856 and the aggregate intrinsic value of the options vested and exercisable was $731,532,991.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

14.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

The following table reflects additional information related to options activity:

	As of December 31, 2024
	Service Conditions	Performance Conditions
Unrecognized compensation cost	$18,925,713	$2,453,988
Weighted average service period for unrecognized compensation cost	2.43 years	-
Grant date fair value of options	$0.52	$4.23

As of December 31, 2024, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the consolidated statement of operations.

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

Share-based compensation expense related to the rights to contingent consideration of $835,712 and $2,478,040 was recognized in the consolidated statement of operations during the years ended December 31, 2024 and 2023, respectively.

As discussed in Note 3, certain milestones were met during the year ended December 31, 2024. As a result, 145,049 shares of Class A Common Stock were issued and $2,284,085 of cash was paid to settle the rights to contingent consideration. Additionally, retention payment 2 was not met resulting in a reversal of $1,105,393 in share-based compensation expense.

As of December 31, 2024, there were no unrecognized compensation cost related to rights with a service only condition.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

15.	Loss per Share

As noted in Note 13, when taken together, an ExchangeCo Share and a share of Class C Common Stock are economically similar to a share of Class A Common Stock. As a result, the Company computed basic loss per share by dividing net loss attributable to the Company by the weighted-average number of Class A and ExchangeCo Shares issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the year ended December 31, 2024, and 2023. Shares of Class D Common Stock do not share in earnings and not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

16.	Commitments and Contingencies

Commitments

The Company has non-cancelable contractual commitments of approximately $37 million as of December 31, 2024, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over two years commencing in 2025.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of December 31, 2024 and 2023, there were no material indemnification claims that were probable or reasonably possible.

As of December 31, 2024, Rumble was defending a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million.

The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

17.	Fair Value Measurements

The following table summarizes the liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Level 3
	Warrant Liability	Marketable Securities	Derivative Liability	Contingent Consideration

December 31, 2023	$7,696,605	$1,135,200	$-	$1,569,360
Settlement by issuance of shares	-	-	-	(1,404,753)
Reclassification to equity	-	-	-	(1,334,516)
Reclassification to accounts payable and accrued liabilities	-	-	-	(184,448)
Sales and maturities of marketable securities	-	(1,135,200)	-	-
Recognition of a derivative asset	-	-	(9,200,000)	-
Change in fair value	32,694,697	-	193,899,998	1,354,357
December 31, 2024	$40,391,302	$-	$184,699,998	$-

	Level 1	Level 2	Level 3
	Warrant Liability	Marketable Securities	Contingent Consideration
December 31, 2022	$10,062,500	$1,100,000	$-
Recognized in the Callin acquisition	-	-	3,491,741
Change in fair value	(2,365,895)	35,200	(1,922,381)
December 31, 2023	$7,696,605	$1,135,200	$1,569,360

Warrant liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of December 31, 2024 and 2023, the number of warrants outstanding was 8,046,076 and 8,050,000, respectively, with a weighted-average exercise price of $11.50. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

Derivative liability

The derivative liability relates to the net new shares from the Tether transaction. Refer to Note 11. The derivative has been valued using the Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The key inputs used in the model include:

Valuation Date	December 20, 2024	December 31, 2024
Number of shares	33,333,333	33,333,333
Expected term (months)	1.25	1.00
Risk-free interest rate	4.36%	4.35%
Expected volatility	104%	238%

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

For the years ended December 31, 2024 and 2023

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the years ended December 31, 2024 and 2023, one customer accounted for $14,927,000 and $36,973,000 or 16% and 46% of revenue, respectively. As of December 31, 2024, no single customer represented 10% or more of total accounts receivable. As of December 31, 2023, one customer accounted for 35% of accounts receivable.

19.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $14,063,586 and $13,008,425 for the years ended December 31, 2024 and 2023, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $9,837,559 and $8,046,363 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, accounts receivable from key management personnel were $727,903 and $nil, respectively.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Mr. Pavlovski and Mr. Milnes, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $3,382,267 and $2,849,600 during the year ended December 31, 2024 and 2023, respectively. Accounts payable and accrued liabilities for personnel services was $249,545 and $276,018 as of December 31, 2024 and 2023, respectively.

As discussed in Note 11, on December 20, 2024 the Company entered into support agreements with related parties to ensure that 70,000,000 shares of Class A Common Stock would be tendered and available for purchase if there were insufficient shares tendered by the public to satisfy the tender requirements in the Tether Agreement.

There were no other related party transactions during these periods.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

20.	Segment and Geographic Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis to make decisions regarding how to allocate resources and assess performance. The CODM assesses performance and decides how to allocate resources based on net loss and is reported on the consolidated statements of operations as consolidated net loss. The CODM does not evaluate operating segments using asset information.

The following presents selected financial information with respect to the Company’s single operating segment:

	For the year ended December 31,
	2024	2023

Revenues	$95,488,190	$80,963,451

Expenses
Programming and content	$120,071,966	$129,520,159
Other cost of services	18,400,300	16,636,575
General and administrative	36,646,307	37,125,296
Research and development	18,923,319	15,721,663
Sales and marketing	17,330,925	13,427,021
Acquisition-related transaction costs	-	1,151,318
Amortization and depreciation	13,614,587	4,850,812
Changes in fair value of contingent consideration	1,354,357	(1,922,381)

Total expenses	226,341,761	216,510,463

Loss from operations	(130,853,571)	(135,547,012)
Interest income	8,083,903	13,594,463
Other expense	(207,431)	(125,511)
Changes in fair value of warrant liability	(32,694,697)	2,365,895
Changes in fair value of derivative	(184,699,998)	-

Loss before income taxes	(340,371,794)	(119,712,165)
Income tax benefit	2,009,015	3,291,703

Net loss	$(338,362,779)	$(116,420,462)

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2024 and 2023

20.	Segment and Geographic Information (Continued)

The following presents revenue by geographic region:

	For the year ended December 31,
	2024	2023

United States	$89,094,815	$74,439,470
Canada	1,928,280	1,042,983
Other	4,465,095	5,480,998
	$95,488,190	$80,963,451

The Company tracks assets by physical location. Long-lived assets consists of property and equipment, net, and are shown below:

	As of December 31,
	2024	2023

United States	$16,837,694	$19,334,231
Canada	230,382	355,756
	$17,068,076	$19,689,987

21.	Subsequent Events

As previously announced in November 2024, the Company’s Board of Directors has approved a corporate treasury diversification strategy of allocating a portion of the Company’s cash reserves to Bitcoin. This move emphasizes Rumble's belief in Bitcoin as a valuable tool for strategic planning and is designed to accelerate the Company's expansion into cryptocurrency. Rumble's Bitcoin allocation strategy will include purchases, at the discretion of the company, of up to $20 million. Subsequent to year end, the Company has purchased approximately $17 million in Bitcoin.

On January 3, 2025, as required by the Tether Arrangement discussed in Note 11, the Company commenced a self-tender offer to purchase up to 70,000,000 of its issued and outstanding shares of Class A Common Stock.

On February 7, 2025, the Company closed its strategic investment with from Tether by issuing 103,333,333 shares of Class A Common Stock at a price of $7.50 per share to Tether for $775 million in gross proceeds, and on the same date, repurchasing 70,000,000 shares of Class A Common Stock under the self-tender, totaling $525 million, excluding fees and expenses related to the tender, resulting in a net new issuance of 33,333,333 shares of Class A Common Stock. Of the 70,000,000 shares of Class A Common Stock repurchased, 69,938,983 were tendered by related parties with whom the Company had executed support agreements. To satisfy the conditions under the support agreements, 20,783,200 vested stock options were exercised for $1,395,932 and 41,463,151 shares of Class C Common Stock (and its corresponding ExchangeCo Share) were exchanged for Class A Common Stock.

In accordance with ASC 855, the Company’s management reviewed all material events through March 25, 2025, and there were no material subsequent events other than those disclosed above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on such an evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weaknesses described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

The Company did not sufficiently maintain the risk assessment and control activities components of the COSO framework primarily relating to (i) identifying and analyzing risks, including identifying and assessing changes in the business that could impact the system of internal controls and (ii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels. This led to material weaknesses whereby, we did not adequately design certain key controls at a sufficient level of precision, including account reconciliation, to address relevant financial reporting risks including inadequate design of procedures to ensure completeness and accuracy of the accounting for content creator agreements, and associated assets, liabilities and expenses.

Deficiencies in control activities contributed to the potential for there to have been material accounting errors in financial statement account balances and disclosures. While the above material weaknesses did not result in a material misstatement of our previously issued financial statements, it could result in a misstatement of our account balances or disclosures that would not be prevented or detected and would therefore result in a material misstatement of our annual or interim financial statements.

See Risk Factors – We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we are unable to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations.

Remediation Activities

We and our Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the audit committee of our Board of Directors have evaluated the material weaknesses and have implemented a remediation plan to address the material weaknesses and enhance our control environment. We are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate these material weaknesses through formalization of accounting policies and controls around content creator agreements, and retention of external accounting advisors for complex accounting transactions. We will not be able to fully remediate material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Item 9B. Other Information

Trading Arrangements

During the quarter ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified the contracts, instructions or written plans for the purchase or sale of Rumble securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Action Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Number of Shares of Class A Common Stock to be Sold	Expiration Date
Ryan Milnes, Director	Adoption	November 19, 2024	X		1,200,000	September 1, 2025

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Family Relationships

There are no family relationships among any of our directors or executive officers.

Controlled Company

For purposes of the Nasdaq Listing Rules, we are a “controlled company.” Under the Nasdaq rules, controlled companies are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. Chris Pavlovski owns approximately 83% of the outstanding voting power, on a fully diluted basis, for the election of directors. As a “controlled company,” we are exempt from the requirement that a majority of the Board of Directors be independent.

Director Independence

Our common stock is listed on Nasdaq. As required under Nasdaq listing standards (other than with respect to a “controlled company,” which our company is), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. In addition, the Nasdaq listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be “independent.” Our Board of Directors consults with our counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

The Board of Directors has reviewed the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, the Board of Directors affirmatively determined that none of the directors has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the directors, other than Mr. Pavlovski and Mr. Milnes, is “independent” as that term is defined under the Nasdaq listing standards.

Board of Directors Leadership Structure

Our Bylaws and Corporate Governance Guidelines provide our Board of Directors with flexibility to combine or separate the positions of Chairman of the Board of Directors and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. Mr. Pavlovski currently serves in a combined role of Chairman of the Board of Directors and Chief Executive Officer.

Our Board of Directors exercises its judgment in combining or separating the roles of Chairman of the Board of Directors and Chief Executive Officer as it deems appropriate in light of prevailing circumstances. The Board of Directors will continue to exercise its judgment on an ongoing basis to determine the optimal leadership structure that the Board of Directors believes will provide effective leadership, oversight and direction, while optimizing the functioning of both the Board of Directors and management and facilitating effective communication between the two. The Board of Directors has concluded that the current structure provides a well-functioning and effective balance between strong Company leadership and appropriate safeguards and oversight by independent directors. Our Corporate Governance Guidelines provide that an independent “lead director” will be elected from among the independent directors when the Chairperson of the Board is not an independent director to preside over executive sessions among non-management directors which are to be held at least annually. Our Board of Directors has elected Robert Arsov as the independent “lead director.”

Role of the Board of Directors in Risk Oversight

One of the key functions of the Board of Directors is the informed oversight of our risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of the Board of Directors that address risks inherent in their respective areas of oversight. In particular, the Board of Directors is responsible for reviewing the major risks facing our company and the Audit Committee of the Board of Directors (the “Audit Committee”) has the responsibility to review and discuss with management and the independent auditor any significant risks or exposures and our company’s policies and processes with respect to risk assessment and risk management. The Audit Committee also monitors compliance with legal and regulatory requirements. The Compensation Committee of the Board of Directors (the “Compensation Committee”) also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Meetings of The Board of Directors and Its Committees

The Board of Directors met twenty-one times, the Audit Committee met ten times, the Compensation Committee met five times, and the Nominating and Corporate Governance Committee met three times during the fiscal year ended December 31, 2024. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and of the committees on which he or she served held during the year ended December 31, 2024.

We expect our directors and nominees for director to attend the Annual Meeting.

Information Regarding Committees of the Board of Directors

The Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Pursuant to our Bylaws, the Board of Directors may establish such other committees as may be permitted by law. The following table provides current membership information for each of these Board of Directors committees:

Name	Audit	Compensation	Nominating and Corporate Governance
Chris Pavlovski
Nancy Armstrong		X	X
Paul Cappuccio	X	X*
Robert Arsov		X	X*
Ryan Milnes
Katie Biber	X		X
Jerry Naumoff	X
Total meetings in the fiscal year ended December 31, 2024	10	5	3

X	Committee Member

*	Committee Chair

Below is a description of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors. Each of the committees operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the Board of Directors for approval. The written charters of the committees are available at the investors section of our website at investors.rumble.com.

Audit Committee

The members of our Audit Committee consist of Katie Biber, Jerry Naumoff and Paul Cappuccio. Under the Nasdaq Listing Rules, we are required to have at least three (3) members on the audit committee. The Nasdaq Listing Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be composed solely of independent directors, and each committee member qualifies as an independent director under applicable rules. Katie Biber, Jerry Naumoff and Paul Cappuccio are each financially literate, and Jerry Naumoff and Paul Cappuccio each qualify as an “audit committee financial expert” as defined in applicable SEC rules.

The functions of this committee include:

●	sole responsibility for the appointment, evaluation, compensation, retention and, if appropriate, replacement of the independent auditor;

●	assessment of the independence of the independent auditor;

●	evaluation of the qualifications and performance of the independent auditor, including the lead audit partner;

●	oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting;

●	review and approval of all related-party transactions required to be disclosed pursuant to Item 404 of Regulation S-K under the Securities Act for potential conflict of interest situations

●	oversight of the integrity of financial statements and other financial disclosures and management’s design and maintenance of the company’s internal control over financial reporting and disclosure controls and procedures;

●	preparing annually an audit committee report for inclusion where necessary in the proxy statement relating to the annual general meeting of stockholders and/or annual report of the Company;

●	reviewing with the independent auditor the responsibilities, budget, staffing, effectiveness and performance of the internal audit function, and reviewing and assessing the annual internal audit plan, if any, the process used to developed the plan, and the status of activities, significant findings, recommendations and management’s response; and

●	risk management, oversight of legal and regulatory compliance, establishment and oversight of whistleblower procedures.

Compensation Committee

The members of our Compensation Committee consist of Paul Cappuccio, Nancy Armstrong and Robert Arsov. Paul Cappuccio serves as the chairman of the committee. Under the Nasdaq Listing Rules, we are required to have at least two members on the compensation committee. The Nasdaq Listing Rules require that the compensation committee of a listed company (other than that of a “controlled company,” which our company is) be composed solely of independent directors, and each of Paul Cappuccio, Nancy Armstrong and Robert Arsov qualify as independent directors under applicable rules.

The functions of the committee include:

●	establishment and review the objectives of the management compensation programs and basic compensation policies;

●	evaluation of the performance of the executive officers against corporate goals and objectives and determination and approval of the compensation (including any awards under any equity-based compensation or non-equity-based incentive compensation plan and any material perquisites) for the executive officers;

●	a periodic assessment of CEO performance;

●	review of the compensation of other employees as the committee determines to be appropriate;

●	review of management compensation programs, including any management incentive compensation plans as well as plans and policies pertaining to perquisites, to determine whether they are appropriate;

●	review, approval and recommendation to the Board of Directors with respect to the adoption or modification of any equity-based compensation plan;

●	administration of equity-based compensation plans for our employees, consultants and contractors as provided by the terms of such plans, including authorizing all awards made pursuant to such plans;

●	succession planning for key executives;

●	review of the manner in which any risks arising out of the Company’s compensation policies and practices are monitored;

●	review the form and amount of non-employee director compensation; and

●	oversight and monitoring of other compensation-related policies and practices of the Company.

Compensation Consultants

During the fiscal year ended December 31, 2024, the Compensation Committee retained Mercer as its compensation consultant. The Compensation Committee requested that Mercer:

●	provide market information, analysis, and other advice relating to executive compensation on an ongoing basis;

●	advise on the updates to the Company’s peer group and provide support and analysis regarding executive and director compensation;

●	support with the annual CEO evaluation process;

●	complete a Board of Directors compensation assessment and recommendations;

●	advise on the executive succession planning process;

●	evaluate the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals; and

●	assist in refining our compensation strategy and in implementing our executive compensation program to execute that strategy.

As part of its engagement, Mercer was requested by the Compensation Committee to develop and continually update a comparative group of peer companies and to perform analyses of competitive performance and compensation levels and design for that group. At the request of the Compensation Committee, Mercer also engaged in discussions with members of the Compensation Committee and senior management to learn more about our business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which we compete. Following an active dialogue with Mercer, the Compensation Committee considered Mercer’s input as part of its decision-making process.

The Compensation Committee has evaluated its relationship with Mercer to ensure that it believes that such firm is independent from management. This review process included a review of the services that Mercer provided, the quality of those services and the fees associated with the services provided during the fiscal year ended December 31, 2024. Based on this review, as well as consideration of the factors affecting independence set forth in Exchange Act Rule 10C-1(b)(4), Rule 5605(d)(3)(D) of the Nasdaq listing standards, and such other factors as were deemed relevant under the circumstances, the Compensation Committee has determined that no conflict of interest was raised as a result of the work performed by Mercer.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that has served or currently serves as a member of our Board of Directors or the Compensation Committee.

Nominating and Corporate Governance Committee

The members of our nominating committee consist of Robert Arsov, Nancy Armstrong and Katie Biber. Robert Arsov serves as the chairman of the committee. The Nasdaq Listing Rules require that the nominating committee of a listed company (other than that of a “controlled company,” which our company is) be composed solely of independent directors, and each of Robert Arsov, Nancy Armstrong and Katie Biber qualify as independent directors under applicable rules.

The functions of this committee include:

●	development and recommendation to the Board of Directors for approval of the criteria for board membership, including as to director independence and diversity;

●	identification, screening and review of individuals qualified to become members of the Board of Directors in a manner consistent with the criteria;

●	development and assessment of policies and procedures with respect to the consideration of director nominees submitted by stockholders;

●	review of the size, composition and organization of the Board of Directors and its committees;

●	assisting the Board of Directors in determining whether individual directors have material relationships with the Company that may interfere with their independence;

●	CEO succession planning;

●	coordination and oversight of the annual evaluation of the Board of Directors, its committees, individual directors and management in the governance of the Company;

●	development, review and assessment of the adequacy of our corporate governance principles and guidelines;

●	reviewing and discussing as appropriate with management the Company’s disclosures relating to director independence, governance and director nomination matters and, based on such review and discussion, determining whether to recommend to the Board of Directors that such disclosures be disclosed in the Company’s annual report or annual proxy statement, as applicable;

●	review of stockholder proposals properly submitted for action at the Company’s annual meeting of stockholders and recommending responses thereto; and

●	review of our overall corporate governance practices, including stock ownership guidelines, compulsory retirement age and term limits for directors.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders, so long as the recommendations comply with our Certificate of Incorporation and Bylaws and all applicable laws, rules and regulations. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by providing timely notice in writing to our Corporate Secretary at c/o Rumble Inc., 444 Gulf of Mexico Drive, Longboat Key, FL 34228. To be timely for our 2026 annual meeting of stockholders, our Corporate Secretary must receive the notice no earlier than February 14, 2026 and not later than the close of business on March 16, 2026. Submissions must include the specific information required in Section 2.12 of our Bylaws. For additional information about our director nomination requirements, please see our Bylaws.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, applicable to all of our employees, executive officers and directors. Our Code of Business Conduct and Ethics is available at the investors section of our website at investors.rumble.com. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by applicable rules and exchange requirements.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines to assure that the Board of Directors will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board of Directors intends to follow with respect to, among other things, director qualifications, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees. The Corporate Governance Guidelines are available on our investor relations website at investors.rumble.com.

Insider Trading Policy

Our Board of Directors has adopted an insider trading policy that applies to our employees, directors, and certain consultants. This policy prohibits, among other things, trading of the company securities during specified blackout periods and engaging in short sales of company securities.

Hedging, Pledging and Other Special Transactions

Pursuant to our insider trading policy, we discourage our employees, directors and officers from engaging in certain transactions, including the placing of standing or limit orders on company securities as well as engaging in transactions in put options, call options or similar derivative securities that are traded on an exchange or in any other organized market. If a person subject to the policy determines that he or she must engage in such a transaction, the transaction must comply with our pre-clearance and blackout processes. Our directors, officers and other employees are generally not prohibited from engaging in hedging or pledging transactions involving company securities.

Stockholder Communications with the Board of Directors

Our stockholders wishing to communicate with the Board of Directors or an individual director may send a written communication to the Board of Directors or such director addressed to c/o Rumble Inc., 444 Gulf of Mexico Drive, Longboat Key, FL 34228, Attn: Corporate Secretary. The Secretary will review each communication. The Secretary will forward such communication to the Board of Directors or to any individual director to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the Secretary will discard the communication or inform the proper authorities, as may be appropriate.

Item 11. Executive Compensation

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act. As an emerging growth company, we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory stockholder vote on named executive officer compensation, to provide information relating to the ratio of the annual total compensation of our chief executive officer to the median of the annual total compensation of all of our employees (other than our chief executive officer), and to provide information relating to the relationship between the executive compensation actually paid to our named executive officers (“NEOs”) and our financial performance, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Act.

Processes and Procedures for Compensation Decisions

Our compensation program is designed to:

●	attract, incentivize, and retain employees at the executive level who contribute to our long-term success;

●	provide compensation packages to our executives that are fair and competitive, and that reward the achievement of our business objectives; and

●	effectively align our executives’ interests with those of our stockholders by focusing on long-term equity incentives that correlate with the creation of long-term value for our stockholders.

Under its charter, our Compensation Committee has the right to retain or obtain the advice of compensation consultants, independent legal counsel and other advisers. During the fiscal year ended December 31, 2024, our Compensation Committee retained Mercer to provide the committee with market information, analysis, and other advice relating to executive compensation on an ongoing basis. Mercer also assisted in developing an updated group of peer companies to help us determine the appropriate level of overall compensation for our executive officers and non-employee directors, as well as to assess each separate element of executive officer and non-employee director compensation, with a goal of ensuring that the compensation we offer to our executive officers and non-employee directors is competitive, fair, and appropriately structured. Mercer does not provide any non-compensation consulting-related services to us. Mercer is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc.

Named Executive Officers

Our NEOs for the fiscal year ended December 31, 2024 were:

●	Chris Pavlovski, our Chairman and Chief Executive Officer;

●	Tyler Hughes, our Chief Operating Officer; and

●	Michael Ellis, our former General Counsel and Corporate Secretary.

Summary Compensation Table

The following table shows information regarding the compensation earned by or paid to our NEOs during the fiscal years ended December 31, 2024 and December 31, 2023. The amounts paid to Messrs. Pavlovski and Hughes reflected herein have been converted from Canadian dollars to U.S. dollars using the average annual conversion ratio as of December 31 of the respective year.

Name and Title	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Options Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Chris Pavlovski	2024	980,435	232,870		619,904	1,879,520	—	3,712,729
Chairman and Chief Executive Officer	2023	1,007,039	503,519	(4)	624,998	1,874,093	9,362	4,019,011
Tyler Hughes	2024	388,537	93,372		245,891	745,545	4,512	1,477,857
Chief Operating Officer	2023	394,725	198,362	(4)	243,450	729,998	—	1,566,535
Michael Ellis	2024	400,000	95,000		249,999	757,984	—	1,502,983
Former General Counsel and Corporate Secretary	2023	400,000	200,000	(4)	249,997	749,634	—	1,599,631

(1)	The amounts reported in this column do not reflect dollar amounts actually received by our NEOs. Instead, the amounts reported in this column represent the aggregate grant-date fair value of the RSUs granted during the fiscal years indicated computed in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). See Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a discussion of the relevant assumptions used in calculating these amounts.

(2)	The amounts reported in this column do not reflect dollar amounts actually received by our NEOs. Instead, these amounts reflect the aggregate grant-date fair value of the options to purchase shares of our common stock to each NEO, computed in accordance with U.S. GAAP. See Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a discussion of the relevant assumptions used in calculating these amounts. Our NEOs will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of the shares of our common stock underlying the option awards.
(3)	Represents the amounts paid to Mr. Pavlovski and Mr. Hughes for foreign tax preparation.
(4)	Represents payments pursuant to our short-term incentive plan (“STIP”) for the respective years. In addition, the amounts for each of 2024 and 2023 include a cash bonus in the amount of $1,000 to Mr. Hughes for exceeding expectations in his role during the respective years.

Narrative to Summary Compensation Table

Arrangements with Named Executive Officers

We have entered into employment agreements with each of our NEOs which are summarized below.

Chris Pavlovski

Upon consummation of the Business Combination, we entered into an employment agreement with Mr. Pavlovski in his capacity as Chief Executive Officer. The employment agreement provides for an indefinite term of employment, during which time Mr. Pavlovski is entitled to an annual base salary of $1,000,000; an annual bonus with a target of 50% of his then annual salary, payable subject to Mr. Pavlovski’s continued employment through the payment date; a one-time cash bonus of $750,000 payable upon the closing of the Business Combination; a one-time grant of 1,100,000 restricted shares of Class A Common Stock (which were granted as RSUs in lieu of restricted shares), which vest in substantially equal annual installments for three years following the closing of the Business Combination, subject to Mr. Pavlovski’s continued employment through each vesting date; and an annual equity grant with a value of up to $4,000,000 during his employment. The employment agreement also provides that Mr. Pavlovski will be eligible to participate in all employee benefit plans, programs and arrangements made available to our employees or, if no such plans exist, Mr. Pavlovski will receive reimbursement of medical and dental costs for himself, his spouse and dependents, until such time that we have medical and dental insurance plans in place. Additionally, during the term of employment, Mr. Pavlovski is entitled to long-term disability insurance coverage equal to at least 80% of his annual salary regardless of whether such benefit is offered to other similarly situated executives and at no expense to him. The employment agreement contains an indefinite non-disparage provision, customary confidentiality and invention assignment covenants, as well as non-competition and employee and customer non-solicitation covenants that apply during the term of employment and for a period of one year thereafter. If Mr. Pavlovski is terminated without “cause” or due to his resignation for “good reason” (each as defined in Mr. Pavlovski’s employment agreement), subject to his execution and non-revocation of a general release of claims in favor of us and our affiliates and his continued compliance with the restrictive covenants in the employment agreement, he will be entitled to severance consisting of (i) any unpaid annual bonus in respect of any completed performance period that has ended prior to the date of such termination or pro rata portion thereof, which amount will be paid at such time annual bonuses are paid to our other senior executives, and (ii) (x) payment of his regular wages in lieu of the minimum amount of working notice of termination prescribed by the Ontario Employment Standards Act, 2000 (“ESA”), (y) statutory severance pay, if any, prescribed by the ESA, and (z) any other minimum statutory entitlement that may be payable to Mr. Pavlovski under the ESA, without duplication. Additionally, on September 16, 2022, Mr. Pavlovski entered into an amendment to the employment agreement pursuant to which Mr. Pavlovski’s salary will be paid in Canadian dollars, in lieu of U.S. dollars. The amendment to the Employment Agreement does not alter, amend or supersede any other terms of the employment agreement.

Tyler Hughes

In November 2022 we entered into an employment agreement with Tyler Hughes. Pursuant to the agreement, Mr. Hughes is entitled to an initial annual base salary of CDN$532,731 per year, payable in Canadian dollars, and is eligible to earn an annual bonus based upon the achievement of performance targets established for the applicable calendar year, with a target annual bonus equal to 50% of base salary and a maximum annual bonus equal to 100% of base salary.

Pursuant to the agreement, if Mr. Hughes’ employment is terminated either (x) by the Company without “cause” or (y) by Mr. Hughes for “good reason”, subject to Mr. Hughes’ execution of a general release of claims in favor of the Company and its affiliates and compliance with any restrictive covenants to which Mr. Hughes is subject in favor of the Company and its affiliates, Mr. Hughes will be entitled to, in addition to any payments required by the ESA, (i) any unpaid annual bonus in respect of any completed fiscal year that has ended on or before the termination date; (ii) a prorated target annual bonus for the calendar year in which such termination occurs; (iii) continued participation in the Company’s health and dental plans for 12 months (or such longer time as required by the ESA); (iv) an amount equal to Mr. Hughes’ annual base salary less any amounts paid or payable to Mr. Hughes during any ESA required notice period (or pay in lieu of notice), payable in either a lump sum or installments in the Company’s sole discretion; (v) an amount equal to the Mr. Hughes’ target annual bonus for the year of termination, payable during the 12-month period following termination in accordance with the Company’s regular payroll practices; and (vi) continued vesting during the 12-month period following termination of any time-based equity awards that are outstanding and unvested as of such termination.

Michael Ellis

In November 2022 we entered into an employment agreement with Michael Ellis. Pursuant to the agreement, Mr. Ellis is entitled to an initial base salary of $400,000 per year and is eligible to earn an annual bonus based upon the achievement of performance targets established for the applicable calendar year, with a target annual bonus equal to 50% of his base salary and a maximum annual bonus equal to 100% of his base salary.

Pursuant to the agreement, if Mr. Ellis’s employment is terminated either (x) by the Company without “cause” or (y) by Mr. Ellis for “good reason,” subject to his execution of a general release of claims in favor of the Company and its affiliates and compliance with any restrictive covenants to which Mr. Ellis is subject in favor of the Company and its affiliates, Mr. Ellis will be entitled to: (i) any unpaid annual bonus in respect of any completed fiscal year that has ended on or before the termination date; (ii) a prorated target annual bonus for the calendar year in which such termination occurs; (iii) subsidized premiums for continued coverage under the Company’s group health plan for up to 12 months; (iv) an amount equal to the sum of (x) Mr. Ellis’s annual base salary, plus (y) the target annual bonus for the year of termination, payable during the 12-month period following termination in accordance with the Company’s regular payroll practices; and (v) continued vesting during the 12-month period following termination of any time-based equity awards that are outstanding and unvested as of such termination.

Mr. Ellis resigned as General Counsel and Corporate Secretary of the Company, effective upon the close of business on the Ellis Separation Date, to pursue a position in government. In connection with Mr. Ellis’s resignation, in recognition of his significant contributions to the Company, the Compensation Committee determined to provide Mr. Ellis with the following payment and benefits: (i) a one-time cash bonus payment of $1,000,000, to be paid on the Ellis Separation Date; (ii) accelerated vesting of all of Mr. Ellis’s stock options and restricted stock units outstanding as of the Ellis Separation Date; and (iii) an extension of the post-termination exercise period of Mr. Ellis’s stock options until the earlier of the fifth anniversary of the Ellis Separation Date and the original expiration date of the stock options.

Potential Payments Upon Termination or Change of Control

None of our NEOs is entitled to any potential payments or benefits in connection with a termination of their employment or a change in control of the Company, other than as described above set forth in their employment agreements.

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, we seek to provide a base salary level designed to reflect each NEO’s scope of responsibility and accountability.

Bonus Compensation

Our management team is eligible for short-term incentive compensation through the STIP. Cash incentives hold our management team accountable, reward them based on actual business results and help create a “pay for performance” culture. Our STIP provides cash incentive award opportunities for the achievement of performance goals established by the Compensation Committee at the beginning of the fiscal year. Payouts to participants vary based on performance as compared to the target performance goals established by the Compensation Committee. The Compensation Committee and the CEO also retain discretion to adjust payouts for any factors that are deemed appropriate. We awarded bonuses in the amount of $232,870 to Mr. Pavlovski, $95,000 to Mr. Ellis, and $92,372 to Mr. Hughes pursuant to the STIP for their service in 2024. In addition, the Compensation Committee awarded a one-time cash bonus in the amount of $1,000 to Mr. Hughes for exceeding expectations in his role during 2024.

Long-Term Incentive Compensation

In connection with the Business Combination, we adopted and approved the 2022 Plan under which the Company is permitted to grant equity-based awards, including RSUs and Company Options. Pursuant to the 2022 Plan for the year 2024, on April 3, 2024 we granted (i) a Company Option to purchase 449,646 shares of common stock with a grant date fair value of $1,874,520 to Mr. Pavlovski, a Company Option to purchase 181,336 shares of common stock with a grant date fair value of $757,984 to Mr. Ellis, and a Company Option to purchase 178,360 shares of common stock with a grant date fair value of $745,545 to Mr. Hughes; and (ii) 92,800 time-based RSUs with a grant date fair value of $619,904 to Mr. Pavlovski, 37,425 time-based RSUs with a grant date fair value of $249,999 to Mr. Ellis, and 36,810 time-based RSUs with a grant date fair value of $245,891 to Mr. Hughes. Awards granted to our NEOs under the 2022 Plan generally vest in either three or four equal annual installments of the grant date.

In connection with the Business Combination, we assumed the Rumble Inc. Amended and Restated Stock Option Plan (the “Prior Plan”), which continues to govern the terms and conditions of the outstanding options previously granted under the Prior Plan, and all options outstanding immediately prior to the effective time of the Business Combination were converted into options to purchase shares of Class A Common Stock in connection therewith.

The Rumble Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”) was approved by stockholders on June 14, 2024, 2024 to allow the Company to provide its employees and employees of certain designated subsidiaries and affiliates an opportunity to obtain a proprietary interest in the continued growth and prosperity of the Company through ownership of its shares of common stock. For employees of participating affiliates in countries outside of the United States, the 2024 ESPP will be effectuated via separate offerings under one or more sub-plans of the 2024 ESPP in order to achieve tax, employment, securities law or other purposes and objectives, and to conform the terms of the sub-plans with the laws and requirements of such countries. Subject to adjustment for certain changes in recapitalization or reorganization, the maximum aggregate number of the Company’s shares of common stock that may be issued under the 2024 ESPP is 1,500,000 shares. The 2024 ESPP became effective as of the first available offering date, which was on March 26, 2024.

Nonqualified Deferred Compensation

Our NEOs did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by Rumble during the fiscal year ended December 31, 2024. Our Board of Directors may elect to provide our NEOs and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Pension Benefits

Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by Rumble during the fiscal year ended December 31, 2024.

No Tax Gross-Ups

In the fiscal year ending December 31, 2024, with the exception of reimbursements for foreign tax preparation for Mr. Pavlovski and Mr. Hughes, we did not make gross-up payments to cover the personal income taxes of our NEOs that pertained to any of the compensation, perquisites or personal benefits paid or provided by us.

Health and Welfare Benefits

We provide benefits to our NEOs on the same basis as provided to all of our employees, including health, dental and vision insurance; and life and disability insurance. We do not maintain any executive-specific benefit or perquisite programs.

Rule 10b5-1 Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.

Outstanding Equity Awards as of December 31, 2024

The following table shows certain information regarding outstanding equity awards held by each of our NEOs at December 31, 2024. All of the outstanding equity awards were granted under the 2022 Plan, unless otherwise indicated.

	Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Chris Pavlovski	9/1/2020(2)	34,399,769	(5)(6)	—	0.03	9/1/2040	—	—
	9/16/2022(3)	—		—	—	—	366,667	4,770,338
	11/16/2022(4)	—		—	—	—	13,699	178,224
	11/16/2022(4)	46,136		46,136	10.60	11/16/2032	—	—
	4/3/2023(4)	—		—	—	—	49,761	647,391
	4/3/2023(4)	55,976		167,930	9.42	4/3/2033	—	—
	4/3/2024(4)	—		—	—	—	92,800	1,207,328
	4/3/2024(4)	—		449,646	6.68	4/3/2034	—	—
Tyler Hughes	8/16/2021(2)	466,853	(5)(6)	—	2.50	8/16/2041	—	—
	11/16/2022(4)	—		—	—	—	3,425	44,559
	11/16/2022(4)	11,534		11,534	10.60	11/16/2032	—	—
	4/3/2023(4)	—		—	—	—	19,383	252,173
	4/3/2023(4)	21,804		65,412	9.42	4/3/2033	—	—
	4/3/2024(4)	—		—	—	—	36,810	478,898
	4/3/2024(4)	—		178,360	6.68	4/3/2034	—	—
Michael Ellis(7)	11/6/2021	198,633	(5)(6)	—	10.06	11/6/2031	—	—
	11/16/2022(4)	—		—	—	—	3,425	44,559
	11/16/2022(4)	11,534		11,534	10.60	11/16/2032	—	—
	4/3/2023(4)	—		—	—	—	19,905	258,964
	4/3/2023(4)	22,390		67,172	9.42	4/3/2033	—	—
	4/3/2024(4)	—		—	—	—	37,425	486,899
	4/3/2024(4)	—		181,336	6.68	4/3/2034	—	—

(1)	The market value of unvested shares is calculated by multiplying the number of unvested shares by the closing market price of our common stock on NASDAQ on December 31, 2024, the last trading day of the year, which was $13.01 per share.

(2)	The awards vested in full on September 1, 2020 with respect to Mr. Pavlovski’s award and September 16, 2022 with respect to Mr. Hughes’s award.

(3)	The award vests in three equal annual installments on the first anniversary of the grant date.

(4)	The awards vest in four equal annual installments beginning on the first anniversary of the grant date.

(5)	Issued pursuant to the Prior Plan.

(6)	The number of options was determined after applying the exchange ratio pursuant to the Business Combination Agreement, such that for each option that was outstanding prior to the effective date of the Business Combination Agreement, such option was converted into a new option to purchase (i) a number of Class A Common Stock of the Company equal to the product (rounded down to the nearest whole number) of (x) the number of shares originally underlying such option, and (y) 16.474 (the “Option Exchange Ratio” and the Class A Common Stock of the Company described in this clause (i), being the “Base Option Shares”), and (ii) and for each Base Option Share, a fraction of a Class A Common Stock of the Company equal to 0.4915 of a share (the shares described in this clause (ii), the “Tandem Option Earnout Shares”). The aggregate exercise price per Base Option Share together with the related fraction of the Tandem Option Earnout Share is equal to (A) the exercise price originally applicable to the option, divided by (B) the Option Exchange Ratio (rounded up to the nearest whole cent).
(7)	Mr. Ellis resigned as General Counsel and Corporate Secretary as of February 7, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

The following table sets forth information regarding the beneficial ownership of shares of our different classes of voting securities (i.e., Class A Common Stock, Class C Common Stock and Class D Common Stock), as of February 21, 2025, by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors and nominees for director;

●	each of our executive officers; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. For example, in the event a holder of Company stock options (“Company Options”) has the right to exercise such Company Options within 60 days, such underlying shares are reflected in such holder’s beneficial ownership in both the numerator and the denominator, but not in the denominator for other unaffiliated holders, in accordance with the rules of the SEC. In addition, such securities held by all of Rumble’s directors and executive officers are included in both the numerator and denominator for purposes of determining the percentage share ownership held by the directors and executive officers, calculated as a group. Notwithstanding the foregoing, in order to avoid a distorted and potentially misleading presentation of percentage share ownership by a holder, all shares of Class A Common Stock issuable upon exchange of any issued and outstanding exchangeable shares of the Company’s subsidiary 1000045728 Ontario Inc. (“ExchangeCo Shares”) (together with all issued and outstanding shares of Class A Common Stock and ExchangeCo Shares subject to escrow restrictions under the Business Combination Agreement) are included in the denominator for all holders. In accordance with the foregoing methodology, the determination of the percentage of beneficial ownership in the below presentation is based on 338,219,266 shares of Class A Common Stock issued and outstanding as of February 21, 2025 (which number is inclusive of shares referenced in the preceding sentence) and the calculation described in footnote (2) below. Unless otherwise noted, the business address of each of the following individuals is c/o Rumble Inc., 444 Gulf of Mexico Drive, Longboat Key, FL 34228.

	Class A Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		% of Class(1)(2)	% of Voting Power(2)
Directors and Executive Officers
Chris Pavlovski	130,122,692	(3)	34.8%	83.3%
Wojciech Hlibowicki	8,287,494	(4)	2.4%	*
Brandon Alexandroff	9,244,548	(5)	2.7%	*
Tyler Hughes	275,030	(6)	*	*
Claudio Ramolo	7,043,583	(7)	2.0%	*
Ryan Milnes	23,097,895	(8)	6.8%	1.6%
Paul Cappuccio	126,672	(9)	*	*
Robert Arsov	12,067,941	(10)	3.5%	*
Nancy Armstrong	30,062		*	*
Katie Biber	—		*
Jerry Naumoff	4,000		*	*
All executive officers and directors as a group (11 individuals)	190,299,917	(11)	47.4%	85.8%

5% or More Shareholders:
Tether Holdings, S.A. de C.V.	103,333,333	(12)	30.6%	7.3%
2286404 Ontario Inc.	23,076,192	(13)	6.8%	1.6%

*	Less than 1%.
(1)	The Company has two other classes of equity securities outstanding, Class C Common Stock and Class D Common Stock, the beneficial ownership of which is set forth in the table below. Both Class C Common Stock and Class D Common Stock are non-economic, voting shares that are issued solely for voting purposes. Each holder of ExchangeCo Shares was issued one “tandem” share of Class C Common Stock, which serves to provide the holder thereof with the same voting rights at the Company as one share of Class A Common Stock. The Company views each ExchangeCo Share and its corresponding share of Class C Common Stock as one unit of account that is economically similar to a share of Class A Common Stock. The Company issued shares of Class D Common Stock to Christopher Pavlovski to provide Mr. Pavlovski with high vote stock, with each share carrying 11.2663 votes per share. The percentage of voting power is based on the total number of shares beneficially owned by each holder, and taking into account the shares of high vote Class D Common Stock held by Christopher Pavlovski.
(2)	The percentage of beneficial ownership of Class A Common Stock as to any person or group of persons is calculated by dividing (i) the number of shares of Class A Common Stock beneficially owned by such person or group of persons (including the number of shares of Class A Common Stock as to which such person or group of persons has the right to acquire within 60 days of February 21, 2025), by (ii) the sum of (A) 338,219,266 shares of Class A Common Stock issued and outstanding as of February 21, 2025 (which number is determined as described in the paragraph preceding this table) plus (B) the number of shares as to which such person or group of persons has the right to acquire pursuant to Company Stock Options and Company restricted stock units (“RSUs”) within 60 days of February 21, 2025. Consequently, the denominator for calculating beneficial ownership percentages may be different for each person or group of persons in the table.

(3)	Includes (i) 95,045,969 ExchangeCo Shares, of which 34,858,165 ExchangeCo Shares are subject to escrow restrictions pursuant to the terms of the Business Combination Agreement; (ii) 34,501,881 shares of Class A Common Stock issuable upon the exercise of options, of which 11,335,655 shares of Class A Common Stock issuable upon the exercise of such options are subject to escrow restrictions pursuant to the terms of the Business Combination Agreement; and (iii) a grant of RSUs covering 1,100,000 shares of Class A Common Stock pursuant to the Rumble Inc. 2022 Stock Incentive Plan (the “2022 Plan”), which RSUs, subject to Christopher Pavlovski’s continuous employment through the applicable vesting dates, vested or will vest in one-third installments on each of September 16, 2023, September 16, 2024 and September 16, 2025. Excludes (i) 95,045,969 shares of Class C Common Stock, which are issued in tandem with each ExchangeCo Share, with each such share of Class C Common Stock intended to give the holder thereof the same voting rights as one share of Class A Common Stock, but are otherwise non-economic and (ii) 95,791,120 shares of Class D Common Stock, with each such share of Class D Common Stock intended to give Mr. Pavlovski high vote stock, but are otherwise non-economic, with each share carrying 11.2663 votes per share.
(4)	Includes (i) 1,522,031 shares of Class A Common Stock issuable upon the exchange of ExchangeCo Shares, all of which are subject to escrow restrictions pursuant to the terms of the Business Combination Agreement and (ii) 6,678,814 shares of Class A Common Stock issuable upon the exercise of options, of which 3,538,343 shares of Class A Common Stock issuable upon the exercise of such options are subject to escrow restrictions pursuant to the terms of the Business Combination Agreement. Excludes 1,522,031 shares of Class C Common Stock, which are issued in tandem with each ExchangeCo Share, with each such share of Class C Common Stock intended to give the holder thereof the same voting rights as one share of Class A Common Stock, but are otherwise non-economic.
(5)	Includes (i) 1,004,515 shares of Class A Common Stock issuable upon the exchange of ExchangeCo Shares, all of which are subject to escrow restrictions pursuant to the terms of the Business Combination Agreement and (ii) 8,153,383 shares of Class A Common Stock issuable upon the exercise of options, of which 5,222,498 shares of Class A Common Stock issuable upon the exercise of such options are subject to escrow restrictions pursuant to the terms of the Business Combination Agreement. Excludes 1,004,516 shares of Class C Common Stock, which are issued in tandem with each ExchangeCo Share, with each such share of Class C Common Stock intended to give the holder thereof the same voting rights as one share of Class A Common Stock, but are otherwise non-economic.
(6)	Includes 220,520 shares of Class A Common Stock issuable upon the exercise of options, of which 153,841 shares of Class A Common Stock issuable upon the exercise of such options are subject to escrow restrictions pursuant to the terms of the Business Combination Agreement.
(7)	1000748378 Ontario Ltd. is the record holder of 716,135 of the reported shares. 1000748378 Ontario Ltd. is wholly owned by Mr. Ramolo and therefore, Mr. Ramolo has voting and dispositive power over such shares and may be deemed to beneficially own such shares. The business address of 1000748378 Ontario Ltd. is 100 King Street West, Suite 6000, Toronto, Ontario, M5X 1E2 Canada. Includes (i) 716,135 shares of Class A Common Stock issuable upon the exchange of ExchangeCo Shares and (ii) 6,229,542 shares of Class A Common Stock issuable upon the exercise of options.
(8)	2286404 Ontario Inc. is the record holder of 23,076,192 of the reported shares. 2286404 Ontario Inc. is wholly owned by Ryan Milnes, and therefore Mr. Milnes has voting and dispositive power over such shares and may be deemed to beneficially own such shares. The business address of 2286404 Ontario Inc. is PO Box 20112 Bayfield North, Barrie, Ontario, L4M6E9, Canada. Consists of 23,076,192 shares of Class A Common Stock issuable upon the exchange of ExchangeCo Shares in 1000045728 Ontario Inc., a corporation formed under the laws of the Province of Ontario, Canada, and an indirect, wholly owned subsidiary of the Company, of which 16,560,185 ExchangeCo Shares are subject to escrow restrictions pursuant to the terms of the Business Combination Agreement. Excludes 23,076,091 shares of Class C Common Stock, which are issued in tandem with each ExchangeCo Share, with each such share of Class C Common Stock intended to give the holder thereof the same voting rights as one share of Class A Common Stock, but are otherwise non-economic.
(9)	Includes 93,616 shares of Class A Common Stock issuable upon the exercise of options.
(10)	The business address of Mr. Arsov is c/o Willkie Farr & Gallagher LLP, 787 Seventh Avenue, New York, NY 10019. Includes (i) 6,953,962 shares of Class A Common Stock issuable upon the exercise of options, of which 3,943,188 shares of Class A Common Stock issuable upon the exercise of such options are subject to escrow restrictions pursuant to the terms of the Business Combination Agreement and (ii) 5,083,317 shares of Class A Common Stock subject to escrow restrictions pursuant to the terms of the Business Combination Agreement.

(11)

Excluding Company Stock Options and unvested Company RSUs (which represent 63,716,621 out of the 190,299,917 total shares of Class A Common Stock beneficially owned as shown), our directors and executive officers as a group beneficially own a total of 126,583,296 shares of Class A Common Stock out of the total 338,219,266  shares of Class A Common Stock issued and outstanding as of February 21, 2025, as calculated as described in the paragraph preceding this table.

(12)	The address for Tether Investments S.A. de C.V. (“Tether”) is Final Av. La Revolucion, Colonia San Benito, Edif. Centro, Corporativo Presidente Plaza, Nivel 12, Oficina 2, Distrito de San Salvador, Municipio de San Salvador Centro, Republica de El Salvador.
(13)	2286404 Ontario Inc. is the record holder of the shares. 2286404 Ontario Inc. is wholly owned by Mr. Milnes and therefore, Mr. Milnes has voting and dispositive power over such shares and may be deemed to beneficially own such shares. The business address of 2286404 Ontario Inc. is PO Box 20112 Bayfield North, Barrie, Ontario, L4M6E9, Canada.

	Class C Common Stock		Class D Common Stock
	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
Directors and Executive Officers
Chris Pavlovski(1)	95,045,969	76.8%	95,791,120	100.0%
Wojciech Hlibowicki(2)	1,522,031	1.2%	—	—
Brandon Alexandroff(3)	1,004,516	*	—	—
Tyler Hughes	—	—	—	—
Claudio Ramolo(4)	716,135	*	—	—
Ryan Milnes(5)	23,076,191	18.7%	—	—
Paul Cappuccio	—	—	—	—
Robert Arsov	—	—	—	—
Nancy Armstrong	—	—	—	—
Katie Biber	—	—	—	—
Jerry Naumoff	—	—	—	—
All executive officers and directors as a group (11 individuals)	121,364,842	98.1%	95,791,120	100.0%

5% or More Shareholders:
Tether Holdings, S.A. de C.V.	—	—	—	—
2286404 Ontario Inc.(4)	23,076,191	18.7%	—	—

*	Less than 1%
(1)	See footnote 3 above.
(2)	See footnote 4 above.
(3)	See footnote 5 above.
(4)	See footnote 7 above.
(5)	See footnote 8 above.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based solely on a review of the reports filed by or on behalf of our directors and executive officers and written representations from these persons that no other reports were required, we believe that during the year ended December 31, 2024 our directors, executive officers and holders of more than 10% of our common stock filed the required reports on a timely basis under Section 16(a).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our directors and executive officers, which are described in the section titled “Executive Compensation”, below is a description of transactions during the fiscal year ended December 31, 2024 to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of any class of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Cosmic

Prior to December 31, 2021, Rumble was a party to the several agreements with Kosmik Development Skopje doo (“Cosmic”), pursuant to which Cosmic provided content editing and moderation services to Rumble. Cosmic is controlled by Mr. Pavlovski and Ryan Milnes. Mr. Milnes owns a significant number of shares of our common stock through his holding entity. As part of the Business Combination, effective as of December 31, 2021, agreements with Cosmic then in place were amended and restated (other than one agreement, which was terminated) to, among other things, provide a “cost” plus 10% fee structure, clarify payment terms and include performance standards in favor of Rumble. Under the amended agreements with Cosmic, Cosmic continues to provide content editing and moderation services, along with other business process outsourcing services, as requested by Rumble. Any intellectual property created by Cosmic pursuant to the terms of the amended agreements has been assigned to Rumble. The amended agreements provide for an initial term of 24 months, subject to automatic renewals for subsequent 12-month terms unless either party provides written notice of non-renewal at least 6 months prior to the expiration of the current term. In fiscal years 2024 and 2023, Cosmic received approximately $3,382,267 and $2,849,600, respectively, in service fees from Rumble under the amended and restated agreements with Cosmic.

Tether Investment

On December 20, 2024, the Company entered into a Transaction Agreement with Tether, pursuant to which, subject to the terms and conditions of the Transaction Agreement, Tether agreed to make a strategic investment in the Company of $775 million, consisting of 103,333,333 newly issued shares of the Class A Common Stock at a price of $7.50 per share (the “Investment”). On February 7, 2025, the Company and Tether closed the Investment, and the Company issued and sold 103,333,333 shares of Class A Common Stock to Tether for the purchase price described above. Pursuant to a Registration Rights Agreement, the Company has registered the offer and sale of the Class A Common Stock issued to Tether to satisfy its obligations thereunder. Under the Registration Rights Agreement, Tether also has customary piggyback and demand registration rights. Descriptions of the Transaction Agreement and Registration Rights Agreement are contained in the Company's Current Reports on Form 8-K filed with the SEC on December 23, 2024 and on February 7, 2025.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we are a participant involving an amount that will or may be expected to exceed $120,000 in any fiscal year, and any related party has or will have a direct or indirect material interest. Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must notify the General Counsel of the facts and circumstances of the proposed transaction. If the General Counsel determines that the transaction could constitute a related party transaction, the General Counsel will report such transaction, together with a summary of the material facts, to the Audit Committee for consideration at the next regularly scheduled Audit Committee meeting. In considering a related person transaction, our Audit Committee will take several considerations into account, including:

●	whether the transaction was undertaken in the ordinary course of business;

●	whether the transaction was initiated by the Company or the related party;

●	the availability of other sources of comparable products or services;

●	whether the transaction is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to the Company of, the transaction;

●	the approximate dollar value of the amount involved in the transaction, particularly as it relates to the related party; and

●	the related party’s interest in the transaction;

Our Audit Committee will approve only those transactions that it determines are fair to us and in our best interests. All of the transactions described above were entered into prior to the adoption of such policy.

Item 14. Principal Accountant Fees and Services

Moss Adams LLP currently serves as our independent registered public accounting firm. After consideration of Moss Adams LLP’s qualifications and past performance, the Audit Committee has selected, and the Board of Directors ratified the selection of Moss Adams LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2025. The Board of Directors has directed that management submit the selection of Moss Adams LLP for ratification by our stockholders at the Annual Meeting. Representatives of Moss Adams LLP are expected to be present at the Annual Meeting. They will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

Neither our Bylaws nor other governing documents or law require stockholder ratification of the selection of Moss Adams LLP as our independent registered public accounting firm. However, the Audit Committee has opted to submit the selection of Moss Adams LLP to our stockholders for ratification as a matter of good corporate practice. If our stockholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain Moss Adams LLP. Even if the selection is ratified, the Audit Committee or the Board of Directors, in their discretion, may direct the appointment of different independent auditors at any time during our fiscal year if they determine that such a change would be in the best interests of Rumble and its stockholders.

CHANGE IN INDEPENDENT REGISTERED ACCOUNTING FIRM

On August 10, 2023, the Audit Committee replaced MNP LLP with Moss Adams LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2023. MNP LLP had served as the Company’s auditor since 2019.

MNP LLP’s reports on our consolidated financial statements issued during each of the two years ended December 31, 2022 and December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two years ended December 31, 2022 and December 31, 2021, and during the subsequent interim period through August 10, 2023, (i) there were no disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act and the related instructions thereto) between the Company and MNP LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to MNP LLP’s satisfaction, would have caused MNP LLP to make reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for such years, and (ii) there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

We provided MNP LLP with a copy of the foregoing disclosures and received a letter from MNP LLP addressed to the SEC stating that it agreed with the statements made by us set forth above. A copy of MNP LLP’s letter, dated August 14, 2023, is filed as Exhibit 16.1 to our Current Report on Form-8-K, filed with the SEC on August 14, 2023.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for services rendered by Moss Adams LLP for the years ended December 31, 2024 and 2023.

As an emerging growth company and a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and as a result, our audit fees are significantly lower than if we were required to provide an auditor attestation under Section 404(b). Depending on our public float as of June 30, 2025, we may become subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2025, which would require us to incur significant additional costs and to re-assess our required audit services for the fiscal year ending December 31, 2025 with our independent registered public accounting firm.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees(1)	$905,272	$768,977
Audit-Related Fees(2)	137,025	—
Tax Fees	—	—
All Other Fees(3)	80,707	—
Total Fees	$1,123,004	$768,977

(1)	Consist of fees incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Consists of fees incurred related to the preparation of Service Organization Control (SOC) reports in connection with the Company’s internal controls.
(3)	Consists of fees incurred related to consent letters required in connection with statutory and regulatory filings or engagements.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements under Item 8. Consolidated Financial Statements and Supplementary Data

	Reports of Independent Registered Public Accounting Firm (Moss Adams LLP, Seattle, Washington, PCAOB ID: 659)	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Shareholders’ (Deficit) Equity	F-5
	Consolidated Statements of Cash Flows	F-6
	Notes to the Consolidated Financial Statements	F-7

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the Financial Statements.

(3)	Exhibits	75

Reference is made to the separate Index to Exhibits contained on pages 75 through 77 filed herewith.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

2.1	Business Combination Agreement, dated as of December 1, 2021, by and between CF Acquisition Corp. VI and Rumble Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed on August 12, 2022).
2.2	Amendment to Business Combination Agreement, by and between CF Acquisition Corp. VI and Rumble Inc. dated August 24, 2022 (incorporated by reference to Exhibit 2.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on August 24, 2022).
2.3	Plan of Arrangement, dated September 16, 2022 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.1	Second Amended and Restated Certificate of Incorporation of Rumble Inc.(incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Rumble Inc., dated June 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2024).
3.3	Amended and Restated Bylaws of Rumble Inc.(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.4	Articles of Incorporation of ExchangeCo, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.5	By-Law No. 1 of ExchangeCo (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.6	Provisions Attaching to ExchangeCo Shares (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
4.1	Warrant Agreement dated February 18, 2021, by and between Continental Stock Transfer & Trust Company, as warrant agent and CF Acquisition Corp. VI (incorporated by reference to Exhibit 4.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on February 24, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to CF Acquisition Corp. VI’s Registration Statement on Form S-1/A filed on February 3, 2021).
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated September 16, 2022, by and among the Company, Computershare Inc., Computershare Trust Company, N.A., and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.1	Exchange and Support Agreement, dated September 16, 2022, by and among the Company, ExchangeCo, CallCo and the shareholders of ExchangeCo who hold ExchangeCo Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.2	Subscription Agreement, dated September 16, 2022, by and between CF Acquisition Corp. VI and Christopher Pavlovski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.3	Sponsor Support Agreement dated December 1, 2021, by and among CF Acquisition Corp. VI, CFAC Holdings VI, LLC and Rumble Inc. (incorporated by reference to Annex E to the Proxy Statement/Prospectus filed on August 12, 2022).
10.4	Form of Lock-Up Agreement, by and among CF Acquisition Corp. VI, Rumble Inc. and the holders party thereto (incorporated by reference to Annex H to the Proxy Statement/Prospectus filed on August 12, 2022).
10.5+	Rumble Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 14, 2022).
10.6+*	Amendment No. 1 to Rumble Inc. 2022 Stock Incentive Plan.

10.7+	Form of Restricted Stock Unit Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Executives) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.8+	Form of Restricted Stock Unit Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Directors) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.9+	Form of Option Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Executives) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.10+	Rumble Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.11+	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Time-Based Vesting) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.12+	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Cliff Vesting) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.13+	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Fully Vested) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.14	Restricted Stock Grant Notice and Agreement by and between Rumble In. and Assaf Lev, dated as of November 24, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.15+	Share Repurchase Agreement dated December 1, 2021, by and between CF Acquisition Corp. VI and Christopher Pavlovski (incorporated by reference to Exhibit 10.4 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on December 2, 2021).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.17	Amended and Restated Registration Rights Agreement, dated September 16, 2022, by and among the Company, Sponsor and the other parties named therein (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.18	Google AdSense Online Terms of Service (incorporated by reference to Exhibit 10.8 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 12, 2022).
10.19	LockerDome, Inc. (now known as Decide) Order Form dated September 24, 2021 (incorporated by reference to Exhibit 10.9 to CF Acquisition Corp. VI’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 15, 2022).
10.20	Amended and Restated Business Cooperation Agreement, dated as of January 16, 2022 and effective as of December 31, 2021, by and between Cosmic Inc. and Rumble Inc. (incorporated by reference to Exhibit 10.9 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 13, 2022).
10.21+	Amended and Restated Business Cooperation Agreement, dated as of January 16, 2022 and effective as of December 31, 2021, by and between Kosmik Development Skopje doo and Rumble Inc. (incorporated by reference to Exhibit 10.10 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 13, 2022).
10.22+	Letter Agreement, dated November 4, 2021, by and between Rumble USA Inc. and Michael Ellis (incorporated by reference to Exhibit 10.11 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.23+	Letter Agreement, dated July 26, 2021, by and between Rumble USA Inc. and Tyler Hughes (incorporated by reference to Exhibit 10.12 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.24+	Form of Restricted Class Common Share Ownership Agreement (incorporated by reference to Exhibit 10.13 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).

10.25	Employment Agreement by and between Rumble Inc. and Christopher Pavlovski, effective as of September 16, 2022 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.26+	Forward Purchase Contract dated February 18, 2021, by and between CF Acquisition Corp. VI and CFAC Holdings VI, LLC (incorporated by reference to Exhibit 10.8 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on February 24, 2021).
10.27+	Letter Agreement, dated as of September 16, 2022 by and between Christopher Pavlovski and Rumble Inc. amending Mr. Pavlovski’s employment agreement with Rumble Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.28	Restricted Stock Unit Grant Notice and Agreement by and between Rumble Inc. and Christopher Pavlovski, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.29	Form of Class A Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on December 2, 2021).
10.30	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Michael Ellis (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2022)
10.31	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Brandon Alexandroff. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 21, 2022).
10.32	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Tyler Hughes. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 21, 2022).
10.33	Controlled Equity OfferingSM Sales Agreement, dated October 18, 2024, by and between Rumble Inc. and Cantor Fitzgerald & Co.(incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on October 18, 2024).
10.34	Transaction Agreement, dated December 20, 2024, by and between Rumble Inc. and Tether Investments Limited (n/k/a Tether Investments S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024).
10.35	Form of Tender and Support Agreement, dated December 20, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2024).
10.36	Registration Rights Agreement, dated February 7, 2025, by and between Rumble Inc. and Tether Investments S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2025).
14.1	Rumble Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
19.1*	Rumble Inc. Insider Trading Policy.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Moss Adams LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Rumble Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 27, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Indicates a management or compensatory plan.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

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

Name	Position	Date

/s/ Chris Pavlovski	Chief Executive Officer and Chairman	March 25, 2025
Chris Pavlovski	(principal executive officer)

/s/ Brandon Alexandroff	Chief Financial Officer	March 25, 2025
Brandon Alexandroff	(principal financial officer and principal accounting officer)

/s/ Nancy Armstrong	Director	March 25, 2025
Nancy Armstrong

/s/ Robert Arsov	Director	March 25, 2025
Robert Arsov

/s/ Paul Cappuccio	Director	March 25, 2025
Paul Cappuccio

/s/ Ryan Milnes	Director	March 25, 2025
Ryan Milnes

/s/ Jerry Naumoff	Director	March 25, 2025
Jerry Naumoff

/s/ Katie Biber	Director	March 25, 2025
Katie Biber