Form 10-Q
period 2025-03-31
Rumble Inc.
filed 2025-05-08
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had issued and outstanding (i) 214,941,922 shares of Class A common stock, par value $0.0001 per share, (ii) 123,690,477 shares of Class C common stock, par value $0.0001 per share, and (iii) 95,791,120 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including, among other things:

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

●

other risks and uncertainties indicated in this Quarterly Report and in other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”), including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three months ended March 31, 2025 and 2024

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three months ended March 31, 2025 and 2024

Rumble Inc.

Condensed Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31,	2025	2024

Revenues	$23,706,790	$17,733,456

Expenses
Cost of services (content, hosting and other)	$30,036,174	$31,828,354
General and administrative	16,633,723	9,322,379
Research and development	4,789,111	4,527,792
Sales and marketing	3,638,926	3,296,742
Amortization and depreciation	3,292,709	2,426,142
Change in fair value of digital assets	1,699,416	-
Changes in fair value of contingent consideration	-	1,336,589

Total expenses	60,090,059	52,737,998

Loss from operations	(36,383,269)	(35,004,542)
Interest income	2,184,286	2,521,952
Other expense	(24,604)	(69,708)
Changes in fair value of warrant liability	21,904,704	(10,737,895)
Changes in fair value of derivative	9,700,000	-

Loss before income taxes	(2,618,883)	(43,290,193)
Income tax (expense) benefit	(31,310)	153

Net loss	$(2,650,193)	$(43,290,040)

Loss per share – basic and diluted	$(0.01)	$(0.21)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	237,051,968	201,904,263

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$1,526,580	$388,910
General and administrative	6,284,311	3,975,871
Research and development	626,435	270,872
Sales and marketing	247,477	127,241

Total share-based compensation expense	8,684,803	4,762,894

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2025	December 31, 2024

Assets

Current assets
Cash and cash equivalents	$301,288,166	$114,018,900
Accounts receivable, net	10,427,364	9,778,941
Prepaid expenses and other	5,634,354	12,329,789
	317,349,884	136,127,630

Other non-current assets	293,351	402,475
Digital assets	17,400,584	-
Property and equipment, net	16,037,543	17,068,076
Right-of-use assets, net	1,512,496	1,753,100
Intangible assets, net	27,873,234	29,306,135
Goodwill	10,655,391	10,655,391
	$391,122,483	$195,312,807

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$18,167,699	$18,223,372
Deferred revenue	12,798,377	12,812,984
Lease liabilities	1,075,887	1,000,643
Derivative liability	-	184,699,998
	32,041,963	216,736,997

Lease liabilities, net of current portion	484,066	799,910
Warrant liability	18,486,598	40,391,302
Other liability	500,000	500,000
	51,512,627	258,428,209
Commitments and contingencies (Note 14)

Shareholders’ equity (deficit)
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 214,817,160 and 118,808,857 shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively; 170,000,000 Class C (and corresponding ExchangeCo Share) authorized, 123,690,470 and 165,153,621 shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively; 110,000,000 Class D shares authorized, 95,791,120 and 105,782,403 shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively)	773,347	768,892
Accumulated deficit	(486,216,135)	(483,565,942)
Additional paid-in capital	825,052,644	419,681,648
	339,609,856	(63,115,402)
	$391,122,483	$195,312,807

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2024	118,808,857	165,153,621	105,782,403	$741,799	$16,515	$10,578	$419,681,648	$(483,565,942)	$(63,115,402)
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	41,463,151	(41,463,151)	-	4,146	(4,146)	-	-	-	-
Cancellation of Class D Common Stock	-	-	(9,991,283)	-	-	(999)	999	-	-
Issuance of Class A Common Stock	33,333,333	-	-	3,333	-	-	424,996,665	-	424,999,998
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	21,211,819	-	-	2,121	-	-	1,393,841	-	1,395,962
Net share settlement on restricted stock units	-	-	-	-	-	-	(358,418)	-	(358,418)
Share issuance costs	-	-	-	-	-	-	(29,429,791)	-	(29,429,791)
Share-based compensation	-	-	-	-	-	-	8,767,700	-	8,767,700
Loss for the year	-	-	-	-	-	-	-	(2,650,193)	(2,650,193)
Balance March 31, 2025	214,817,160	123,690,470	95,791,120	$751,399	$12,369	$9,579	$825,052,644	$(486,216,135)	$339,609,856

For the three months ended March 31, 2024
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2023	114,926,700	165,353,621	105,782,403	$741,410	$16,535	$10,578	$396,057,788	$(145,203,163)	$251,623,148
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	200,000	(200,000)	-	20	(20)	-	-	-	-
Share-based compensation	-	-	-	-	-	-	2,362,999	-	2,362,999
Loss for the year	-	-	-	-	-	-	-	(43,290,040)	(43,290,040)
Balance March 31, 2024	115,126,700	165,153,621	105,782,403	$741,430	$16,515	$10,578	$398,420,787	$(188,493,203)	$210,696,107

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31,	2025	2024

Cash flows provided by (used in)

Operating activities
Net loss for the period	$(2,650,193)	$(43,290,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,292,709	2,426,142
Share-based compensation	8,684,803	4,762,894
Non-cash interest expense	-	51,888
Non-cash lease expense	240,604	270,625
Trade and barter revenue	(118,873)	-
Change in fair value of warrants	(21,904,704)	10,737,895
Change in fair value of derivative	(9,700,000)	-
Change in fair value of digital assets	1,699,416	-
Change in fair value of contingent consideration	-	1,336,589

Changes in operating assets and liabilities:
Accounts receivable	(648,423)	(545,873)
Prepaid expenses and other	6,804,559	(2,662,371)
Accounts payable and accrued liabilities	(55,673)	(6,650,105)
Deferred revenue	104,266	10,872
Operating lease liabilities	(240,600)	(305,051)
Net cash used in operating activities	(14,492,109)	(33,856,535)

Investing activities
Purchase of property and equipment	(133,690)	(426,692)
Purchase of digital assets	(19,100,000)	-
Purchase of intangible assets	(612,689)	(1,355,736)
Net cash used in investing activities	(19,846,379)	(1,782,428)

Financing Activities
Taxes paid from net share settlement for share-based compensation	(358,418)	-
Proceeds from the exercise of warrants and stock options	1,395,963	-
Proceeds from issuance of Class A Common Stock	775,000,000	-
Repurchase of Class A Common Stock	(525,000,000)	-
Share issuance costs	(29,429,791)	-
Net cash used in financing activities	221,607,754	-

Increase (decrease) in cash and cash equivalents during the period	187,269,266	(35,638,963)

Cash and cash equivalents, beginning of period	114,018,900	218,338,658
Cash and cash equivalents, end of period	$301,288,166	$182,699,695

Supplemental cash flow information:
Cash paid for lease liabilities	$183,987	$305,051
Cash paid for income taxes	33,755	-

Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	85,758	253,862
Recognition of operating right-of-use assets in exchange for operating lease liabilities, net of derecognition of terminated leases	-	579,407
Share-based compensation capitalized related to intangible assets	82,897	87,604

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

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

These financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2024 (the “Annual Financial Statements”). These financial statements have been prepared using the same accounting policies that were described in Note 2 to the Annual Financial Statements.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to: allowance for credit losses; valuation of share-based compensation awards; estimates in the determination of the fair value of assets acquired and liabilities assumed in connection with acquisitions; fair value of financial instruments including digital assets, contingent consideration, warrant liability, and derivative; discount rate in determining lease liabilities; valuation of long-lived assets and their associated useful lives, valuation of goodwill; the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes; and estimates in the determination of the fair value of non-cash consideration earned in trade and barter transactions. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

2.	Summary of Significant Accounting Policies

Digital Assets

The Company’s digital assets consist solely of our investment in bitcoin. We retain ownership of and control over our digital assets and use third-party custodial services to secure it. The cost basis of our digital assets is calculated using the first-in, first-out (FIFO) method.

Digital assets purchased are initially recorded at cost, including capitalizing any transaction costs or fees, and subsequently, remeasured at fair value based on the exchange quoted price each reporting period, with changes in fair value recognized on the consolidated statement of operations.

Recent Accounting Pronouncements

The following amendments to existing standards have been issued up to and including the date of issuance of these financial statements, however are not yet effective for the Company:

●	Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

●	Accounting Standards Updates 2025-01and 2024-03, Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. The amendments in this update require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

The Company is still evaluating the potential impact of implementing the above amendments to its consolidated financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

3.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	For the three months ended March 31,
	2025	2024

Audience Monetization	$19,943,535	$15,349,438
Other Initiatives	3,763,255	2,384,018
Total revenues	$23,706,790	$17,733,456

The Company recognizes revenue either at a point in time or over time, depending upon the characteristics of the contract.

	For the three months ended March 31,
	2025	2024

Point in time	$9,233,587	$6,513,404
Over time	14,473,203	11,220,052
Total revenues	$23,706,790	$17,733,456

Deferred Revenue

Deferred revenue recorded at March 31, 2025 is expected to be fully recognized by March 31, 2026. The deferred revenue balance was $12,798,377 and $12,812,984 as of March 31, 2025 and December 31, 2024, respectively.

4.	Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2025 and December 31, 2024 consist of the following:

	Contracted	As of March 31, 2025	As of December 31, 2024
	Maturity	Balance	Balance

Cash	Demand	$9,532,509	$7,344,275
Treasury bills, money market funds and term deposits	Demand	291,755,657	106,674,625
		$301,288,166	$114,018,900

The Company did not have any long-term investments as at March 31, 2025 or December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the Company’s day-to-day business operations.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

5.	Digital Assets

The Company’s digital assets holdings as of March 31, 2025 and December 31, 2024 consist of the following:

		As of March 31, 2025			As of December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	210.82	$19,100,000	$17,400,584	-	$-	$-
		$19,100,000	$17,400,584		$-	$-

The following table presents a reconciliation of the Company’s digital asset holdings:

Bitcoin
December 31, 2024	$-
Purchase of digital assets	19,100,000
Change in fair value	(1,699,416)
March 31, 2025	$17,400,584

6.	Property and Equipment

	As of March 31, 2025	As of December 31, 2024
Computer hardware	$24,665,504	$24,577,345
Furniture and fixtures	130,591	123,417
Leasehold improvements	1,981,156	1,942,799
	26,777,251	26,643,561
Accumulated depreciation	(10,739,708)	(9,575,485)
Net carrying value	$16,037,543	$17,068,076

Depreciation expense on property and equipment was $1,164,223 and $1,121,117 for the three months ended March 31, 2025 and 2024, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. These leases have original lease periods expiring between 2025 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	As of March 31, 2025		As of December 31, 2024
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Right-of-use assets	$4,109,922	$(2,597,426)	$4,109,922	$(2,356,822)
Net carrying value		$1,512,496		$1,753,100

Operating lease costs were $240,604 and $322,513 for the three months ended March 31, 2025 and 2024, respectively, and are included in general and administrative expenses in the condensed consolidated interim statements of operations.

Supplemental balance sheet information related to the operating lease liabilities is as follows:

	As of March 31, 2025	As of December 31, 2024
Weighted-average remaining lease term	1.63 years	1.85 years
Weighted-average incremental borrowing rate	7.20%	7.26%

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of March 31, 2025.

2025	$783,902
2026	744,951
2027	62,391
1,591,244
Less: imputed interest*	(31,291)
1,559,953

Current portion	$1,075,887
Long-term portion	$484,066

*	Imputed interest represents the difference between undiscounted cash flows and cash flows

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

8.	Intangible Assets

		As of March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$461,663	$(196,489)	$265,174
Domain name	500,448	(128,430)	372,018
Brand	1,284,000	(440,869)	843,131
Software and technology	30,325,084	(9,580,352)	20,744,732
Internal software development	7,271,810	(1,805,186)	5,466,624
Assembled workforce	726,222	(544,667)	181,555
	$40,569,227	$(12,695,993)	$27,873,234

		As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$461,663	$(179,563)	$282,100
Domain name	500,448	(120,089)	380,359
Brand	1,284,000	(408,769)	875,231
Software and technology	30,314,958	(8,063,413)	22,251,545
Internal software development	6,586,351	(1,341,784)	5,244,567
Assembled workforce	726,222	(453,889)	272,333
	$39,873,642	$(10,567,507)	$29,306,135

Amortization expense related to intangible assets was $2,128,486 and $1,305,025 for the three months ended March 31, 2025 and 2024, respectively.

For intangible assets held as of March 31, 2025, future amortization expense is as follows:

2025	$6,327,840
2026	7,918,494
2027	7,246,304
2028	5,490,700
2029	437,925
Thereafter	451,971
$27,873,234

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

9.	Derivative Liability

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

In connection with the Transaction Agreement, the Company executed support agreements with certain members of key management to provide a backstop to the anticipated tender offer and ensure 70,000,000 shares would be tendered and available for repurchase when the Transaction closed.

On January 3, 2025, the Company commenced a tender offer to purchase up to 70,000,000 shares of the Company’s Class A Common Stock using proceeds from the Transaction.

The Company accounted for the Transaction and support agreements as one unit of account, which met the definition of a derivative.

On February 7, 2025, the Transaction closed, which resulted in the Company settling the derivative by issuing 103,333,333 shares to Tether in exchange for $775,000,000 in cash proceeds and repurchasing 70,000,000 shares from existing shareholders for $525,000,000 in cash. The net proceeds of $250,000,000, together with the fair value of the derivative on that date of $174,999,998, were recorded in additional paid-in capital, net of transaction costs of $29,429,791. The Company recognized a gain on fair value of the derivative of $9,700,000 during the three months ended March 31, 2025.

10.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of March 31, 2025 and December 31, 2024, an amount of $500,000 related to these expenses was recorded in other liability.

11.	Shareholders’ Equity (Deficit)

The Company has 1,000,000,000 authorized shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

11.	Shareholders’ Equity (Deficit) (Continued)

The following shows the shares of common stock that are issued and outstanding as of March 31, 2025 and December 31, 2024, respectively:

	As of March 31, 2025		As of December 31, 2024
	Number	Amount	Number	Amount

Class A Common Stock	214,817,160	$751,399	118,808,857	$741,799
Class C Common Stock (and its corresponding ExchangeCo Share)	123,690,470	12,369	165,153,621	16,515
Class D Common Stock	95,791,120	9,579	105,782,403	10,578
Balance	434,298,750	$773,347	389,744,881	$768,892

Former holders of Legacy Rumble’s (as defined below) common shares are eligible to receive up to an aggregate of 105,000,000 additional shares of the Company’s Class A Common Stock, of which 76,412,604 shares are currently held in escrow and 28,587,396 shares will become issuable under options when the contingency is met. Similarly, the Sponsor’s common shares are eligible to receive up to an aggregate of 1,963,750 additional shares of the Company’s Class A Common Stock and will be issued when the contingency is met. The holders are eligible to the shares if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term will expire on September 16, 2027. If there is a change in control prior to September 16, 2027 resulting in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the holders.

12.	Share-Based Compensation Expense

The Company’s stock award plans consist of:

Rumble Inc. Amended and Restated Stock Option Plan

The Company maintains a long-term incentive plan, the Rumble Inc. Amended and Restated Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan governs the terms and conditions of the outstanding awards previously granted under the Stock Option Plan, as well as all options to purchase Legacy Rumble Class A common shares or Legacy Rumble Class B common shares which were converted into options to purchase shares of Class A Common Stock in connection with the business combination (the “Business Combination”) contemplated by that certain business combination agreement, dated December 1, 2021, by and between CF Acquisition Corp. VI, a Delaware corporation, and Rumble Inc., a corporation formed under the laws of the Province of Ontario Canada (“Legacy Rumble).

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

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

As of March 31, 2025, there were 1,811,911 shares of Class A Common Stock reserved for future issuance under the Employee Stock Purchase Plan.

Restricted Stock Units

The following tables reflect the continuity of unvested restricted stock units (“RSUs”) transactions:

	Service Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	2,226,775	$8.24
Granted	80,775	8.51
Vested	(456,018)	9.55
Forfeited	(8,259)	7.11
Cancelled	-	-
Outstanding, March 31, 2025	1,843,273	$7.93

During the three months ended March 31, 2025, the Company modified the terms of RSU awards by accelerating vesting of all unvested RSUs for certain officers and directors. The Company recorded an incremental share-based compensation expense of $1,053,989 and $nil for the three months ended March 31, 2025 and 2024, respectively.

Market Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	676,243	$2.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, March 31, 2025	676,243	$2.48

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Restricted Stock Units (Continued)

As of March 31, 2025, the Company has RSUs outstanding that have market-based vesting conditions if the closing price of the Company’s Class A Common Stock is greater than or equal to a specified price for a period of 20 trading days during any 30 trading-day period.

Performance Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	-	$-
Granted	161,551	8.51
Vested	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, March 31, 2025	161,551	$8.51

As of March 31, 2025, the Company has determined that it is not probable that the conditions related to the performance-based restricted stock units will be met, and therefore, the Company has not recognized the related expense in the consolidated statement of operations.

The following table reflects additional information related to RSUs:

	As of March 31, 2025
	Service Conditions	Market Conditions	Performance Conditions
Unrecognized compensation cost	$8,305,291	$868,977	$1,374,799
Weighted-average service period for unrecognized compensation cost	1.54 years	0.72 years
Grant date fair value of RSUs	$14,624,350	$1,676,276	$1,374,799

Stock Options

The following tables reflect the continuity of stock option transactions:

	Service Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2024	62,285,572	$0.28
Granted	-	-
Exercised	(20,783,200)	0.07
Forfeited	(37,698)	7.02
Cancelled	(402)	10.36
Outstanding, March 31, 2025	41,464,272	$1.16

Vested and exercisable	36,951,886	$0.45

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

During the three months ended March 31, 2025, the Company modified the terms of stock option awards of an officer who experienced changes in employment, by accelerating vesting of all unvested options and extending the post-termination exercise period. The Company recorded an incremental share-based compensation expense of $2,792,429 and $nil for the three months ended March 31, 2025 and 2024, respectively.

Performance Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2024	580,139	$7.13
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, March 31, 2025	580,139	$7.13

Vested and exercisable	-	$-

As of March 31, 2025, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the consolidated statement of operations.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of March 31, 2025, the aggregate intrinsic value of options outstanding was $250,326,817 and the aggregate intrinsic value of the options vested and exercisable was $247,581,801.

The following table reflects additional information related to options:

As of March 31, 2025
	Service Conditions	Performance Conditions
Unrecognized compensation cost	$15,706,112	$2,453,988
Weighted-average service period for unrecognized compensation cost	2.53 years
Grant date fair value of options	$0.77 per share	$4.23 per share

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Employee Stock Purchase Plan

The first offering period of the Company’s Employee Stock Purchase Plan began on January 1, 2025. The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions of up to 15%, subject to any plan limitations. The Employee Stock Purchase Plan provides for six-month offering periods. The offering periods are scheduled to start on the first trading day on or after January 1 and July 1, and ending on the last trading day on or before June 30 and December 31, respectively. Employees are able to purchase shares at 90% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of the offering period or the last trading day of the purchase period.

The fair value of the Employee Stock Purchase Plan was determined using Black-Scholes option pricing model. The following table reflects the assumptions made:

For the three months ended March 31,
2025
Share price	$12.40
Risk-free interest rate	4.25%
Volatility	65%
Expected life	0.50 years
Dividend rate	0.00%

Share-based compensation expense recognized in the condensed consolidated interim statement of operations related to the Employee Stock Purchase Plan was $25,124 and $nil for the three months ended March 31, 2025 and 2024, respectively.

The following table reflects additional information related to the Employee Stock Purchase Plan:

As of March 31, 2025
Unrecognized compensation cost	$21,078
Weighted-average service period for unrecognized compensation cost	0.25 years
Grant date fair value of ESPPs	$46,202

Rights to Contingent Consideration

Share-based compensation expense recognized in the condensed consolidated interim statement of operations related to the rights to contingent consideration was $nil and $1,723,580 for the three months ended March 31, 2025 and 2024, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

13.	Loss per Share

When taken together, an ExchangeCo Share and a share of Class C Common Stock are economically similar to a share of Class A Common Stock. As a result, the Company computed basic loss per share by dividing net loss attributable to the Company by the weighted-average number of Class A and ExchangeCo Shares issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the three months ended March 31, 2025, and 2024. Shares of Class D Common Stock do not share in earnings and are not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

14.	Commitments and Contingencies

Commitments

The Company has non-cancelable contractual commitments of approximately $50 million as of March 31, 2025, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over two years, commencing in 2025.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of March 31, 2025, there were no material indemnification claims that were probable or reasonably possible.

As of March 31, 2025, Rumble was defending a lawsuit against the Company and one of its shareholders seeking a variety of relief, including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million.

The Company is defending the claims and considers the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

15.	Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Digital Assets	Warrant Liability	Derivative Liability
December 31, 2024	$-	$40,391,302	$184,699,998
Purchase of digital assets	19,100,000	-	-
Change in fair value	(1,699,416)	(21,904,704)	(9,700,000)
Settlement of derivative liability	-	-	(174,999,998)
March 31, 2025	$17,400,584	$18,486,598	$-

Digital Assets

Digital assets arose from our bitcoin investment. Changes in fair value of digital assets reflect gains or losses arising from the remeasurement of our bitcoin investment based on an exchanged quoted price. Refer to Note 5.

Warrant Liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of March 31, 2025 and December 31, 2024, the number of warrants outstanding was 8,046,073 and 8,046,076, respectively, with a weighted-average exercise price of $11.50. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

Derivative Liability

The derivative liability relates to the net new shares from the Tether transaction. As of the settlement date on February 7, 2025, the fair value of the derivative was $174,999,998, determined as the difference between the value of the net new shares based on the settlement date share price of $12.75 and the forward price of $7.50.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

16.	Credit and Concentration Risks

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended March 31, 2025, no single customer represented 10% or more of the Company’s total revenue. For the three months ended March 31, 2024, one customer accounted for $2,675,574, or 15% of revenue. As of March 31, 2025 and December 31, 2024, no single customer represented 10% or more of the total accounts receivable.

17.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $8,421,064 and $3,345,147 for the three months ended March 31, 2025 and 2024, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $6,172,301 and $2,202,232 for the three months ended 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, accounts receivable from key management personnel were $863,912 and $727,903, respectively.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Mr. Pavlovski and Mr. Milnes, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $736,530 and $779,478 during the three months ended March 31, 2025 and 2024, respectively. Accounts payable and accrued liabilities for personnel services was $239,936 and $249,545 as of March 31, 2025 and December 31, 2024, respectively.

As discussed in Note 9, on December 20, 2024, the Company entered into support agreements with related parties to ensure that 70,000,000 shares of Class A Common Stock would be tendered and available for purchase if there were insufficient shares tendered by the public to satisfy the tender requirements in the Tether Agreement. On February 7, 2025, the Company repurchased 69,938,983 shares of Class A Common Stock from related parties with whom it had executed support agreements for $7.50 per share.

There were no other related party transactions during these periods.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

18.	Segment and Geographic Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis to make decisions regarding how to allocate resources and assess performance. The CODM assesses performance and decides how to allocate resources based on net loss and is reported on the consolidated statements of operations as consolidated net loss. Net loss is used to monitor budget versus actual results in an effort to refine forecasts, control costs, and pricing strategies. The CODM does not evaluate operating segments using asset information.

The following presents selected financial information with respect to the Company’s single operating segment:

	For the three months ended March 31
	2025	2024

Revenues	$23,706,790	$17,733,456

Expenses
Programming and content	$24,752,654	$27,705,728
Other cost of services	5,283,520	4,122,626
General and administrative	16,633,723	9,322,379
Research and development	4,789,111	4,527,792
Sales and marketing	3,638,926	3,296,742
Amortization and depreciation	3,292,709	2,426,142
Changes in fair value of digital assets	1,699,416	-
Changes in fair value of contingent consideration	-	1,336,589

Total expenses	60,090,059	52,737,998

Loss from operations	(36,383,269)	(35,004,542)
Interest income	2,184,286	2,521,952
Other expense	(24,604)	(69,708)
Changes in fair value of warrant liability	21,904,704	(10,737,895)
Changes in fair value of derivative	9,700,000	-

Loss before income taxes	(2,618,883)	(43,290,193)
Income tax (expense) benefit	(31,310)	153

Net loss	$(2,650,193)	$(43,290,040)

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2025 and 2024

18.	Segment and Geographic Information (Continued)

The following presents revenue by geographic region:

	For the three months ended March 31,
	2025	2024

United States	$22,266,375	$16,958,276
Canada	418,575	182,281
Other	1,021,840	592,899
	$23,706,790	$17,733,456

The Company tracks assets by physical location. Long-lived assets consists of property and equipment, net, and are shown below:

	As of March 31, 2025	As of December 31, 2024

United States	$15,837,363	$16,837,694
Canada	200,180	230,382
	$16,037,543	$17,068,076

19.	Subsequent Events

In accordance with ASC 855, the Company’s management reviewed all material events through May 8, 2025, and there were no material subsequent events other than those disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Rumble Inc.’s (“Rumble” or the “Company”) unaudited condensed consolidated interim financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Significant Events and Transactions

On December 20, 2024, the Company announced that it had entered into a definitive agreement for a strategic investment of $775 million from Tether, the largest company in the digital assets industry and the most widely used dollar stablecoin across the world. The transaction closed on February 7, 2025, with Tether purchasing 103,333,333 shares of Class A Common Stock at a price per share of $7.50, totaling $775 million in gross proceeds to Rumble. As part of the closing of the transaction, the Company completed a tender offer to purchase 70,000,000 shares of its Class A Common Stock at a price of $7.50 per share (the “Tender Offer”) for a total of $525 million, excluding fees and expenses related to the Tender Offer. The Company will use $250 million of the proceeds, less transaction costs, to support growth initiatives.

Revenues

We generate revenues from Audience Monetization and Other Initiatives.

Audience Monetization includes advertising fees on the Rumble platform; subscription fees earned primarily from consumer product offerings such as Rumble Premium; Locals and badges; revenues generated from content that is licensed by third parties; pay-per-view; and fees from tipping and platform hosting fees. Advertising fees are generated by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions, such as clicks or purchases, taken by our users.

Other Initiatives includes digital advertisements that are placed on Rumble’s network of third-party publisher websites or mobile applications; and cloud. Cloud includes consumption-based fees, subscriptions for infrastructure and professional services.

Refer to Note 2, Summary of Significant Accounting Policies, to the Company’s annual consolidated financial statements for the year ended December 31, 2024 (the “Annual Financial Statements”)

Expenses

Expenses primarily include cost of services, general and administrative, research and development, sales and marketing, amortization and depreciation, change in fair value of digital assets, and changes in fair value of contingent consideration. The most significant components of our expenses on an ongoing basis are programming and content, service provider costs, and staffing-related costs.

We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of expenses will increase in absolute dollar amounts for the foreseeable future.

Cost of Services (Exclusive of Amortization and Depreciation)

Cost of services consists of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to compensation, including share-based compensation, from whom video and other content are licensed. These costs are paid to these providers based on revenues generated or in fixed amounts. In certain circumstances, we incur additional costs related to incentivizing top content creators to promote and join our platform; and

●	Other cost of services, such as third-party service provider costs, including data center and networking costs, as well as payment processing fees and costs paid to publishers.

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

Change in Fair Value of Digital Assets

Changes in fair value of digital assets reflect gains or losses arising from the remeasurement of our bitcoin investment.

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

Other Income (Expense)

Other income (expense) consists of miscellaneous income earned and expenses incurred outside of the normal course of business as well as foreign exchange gains and losses on transactions denominated in currencies other than the U.S. dollar.

Change in Fair Value of Warrant Liability

We account for our outstanding warrants in accordance with ASC 815-40, under which the warrants issued in connection with the Business Combination do not meet the criteria for equity classification, and must be recorded as liabilities. As these warrants meet the definition of a liability under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change.

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

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of the estimated federal, state, and foreign income taxes incurred in the U.S. and other jurisdictions in which we operate.

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

MAUs (GA4) represent the total web, mobile app, and connected TV users of Rumble for each month,4 which allows us to measure our total user base calculated from data provided by Google.5 Connected TV users were not counted within MAUs within MAUs (UA) for periods prior to July 1, 2023, and we believe the number of such users was immaterial in those prior periods. We also believe that fewer than 1 million MAUs in the current period are from connected TV, making them similarly immaterial. Google’s parameters for measuring “active users” appear to exclude many, but not all, users who access content on Rumble through “embedded” videos on domains other than rumble.com, and we are unable to determine the exact number of users who access “embedded” content within our total number of MAUs. In addition, MAUs (GA4) may rely on statistical sampling and may be based on estimates of data that Google is missing “due to factors such as cookie consent.”6 In general, the implementation of a cookie consent banner, which is required under the laws of certain jurisdictions, may disproportionately affect certain user demographics or geographic regions, potentially leading to uneven reporting of MAUs.

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

MAUs (GA4) were 59 million on average in the first quarter of 2025, a decrease of 13% from the fourth quarter of 2024. We believe that the decrease from the third and fourth quarters of 2024 is attributable to the increased interest in politics during the U.S. presidential election campaign relative to the first quarter of 2025.

Average Revenue Per User (“ARPU”)

We use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics). ARPU does not include Other Initiatives revenue.

ARPU was $0.34 in the first quarter of 2025, a decrease of 13% from the fourth quarter of 2024. The decrease from the fourth quarter is attributable to lower advertising revenue offset in part by higher subscription revenue.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated interim statements of operations for the three months ended March 31, 2025 and 2024 and the dollar and percentage change between the two periods:

For the three months ended March 31,	2025	2024	Variance ($)	Variance (%)

Revenues	$23,706,790	$17,733,456	$5,973,334	34%

Expenses
Cost of services (content, hosting and other)	$30,036,174	$31,828,354	$(1,792,180)	(6)%
General and administrative	16,633,723	9,322,379	7,311,344	78%
Research and development	4,789,111	4,527,792	261,319	6%
Sales and marketing	3,638,926	3,296,742	342,184	10%
Amortization and depreciation	3,292,709	2,426,142	866,567	36%
Change in fair value of digital assets	1,699,416	-	1,699,416	*NM
Changes in fair value of contingent consideration	-	1,336,589	(1,336,589)	(100)%
Total expenses	60,090,059	52,737,998	7,352,061	14%
Loss from operations	(36,383,269)	(35,004,542)	(1,378,727)	4%
Interest income	2,184,286	2,521,952	(337,666)	(13)%
Other expense	(24,604)	(69,708)	45,104	(65)%
Change in fair value of warrant liability	21,904,704	(10,737,895)	32,642,599	(304)%
Change in fair value of derivative	9,700,000	-	9,700,000	*NM
Loss before income taxes	(2,618,883)	(43,290,193)	40,671,310	(94)%
Income tax (expense) benefit	(31,310)	153	(31,463)	(20564)%
Net loss	$(2,650,193)	$(43,290,040)	$40,639,847	(94)%

*	NM- Percentage change not meaningful.

Revenues

Revenues increased by $6.0 million to $23.7 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, of which $4.6 million was attributable to higher Audience Monetization revenues and $1.4 million was attributable to higher Other Initiatives. The increase in Audience Monetization revenues was due to $3.6 million in higher subscription revenue as well as $1.0 million from tipping fees, licensing, platform hosting, and advertising. The increase in Other Initiative revenue was due to $1.1 million more advertising inventory being monetized by our publisher network and $0.3 million in cloud services offered.

Cost of Services

Cost of services decreased by $1.8 million to $30.0 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a reduction in programming and content costs of $3.0 million, offset in part by a $1.2 million increase in other cost of services, including payment processing fees and costs paid to publishers.

General and Administrative Expenses

General and administrative expenses increased by $7.3 million to $16.6 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to an increase of $5.8 million in payroll and related expense and $1.5 million in other administrative expenses. The increase in payroll and related expense is primarily driven by: a one-time $4.8 million increase in compensation costs related to the departure of an executive and director; a one-time $2.3 million increase in payroll taxes associated with stock options exercised related to the tender offer stemming from the strategic investment from Tether; offset by a $1.7 million decrease in share-based compensation related to the recognition of contingent shares issued in connection with the Callin acquisition that were accounted for as a post-combination expense.

Research and Development Expenses

Research and development expenses increased by $0.3 million to $4.8 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to an increase in payroll and related expenses of $0.4 million, offset in part by a decrease of $0.1 million in costs related to other expenses used in research and development-related activity.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.3 million to $3.6 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to an increase of $0.4 million in payroll and related expenses, offset in part by a decrease of $0.1 million in costs associated with other marketing and public relations activities.

Amortization and Depreciation

Amortization and depreciation increased by $0.9 million to $3.3 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to an increase of $0.4 million from depreciation on our property and equipment as we continue to build out our infrastructure, as well as an increase in amortization from intangible assets of $0.5 million.

Change in Fair Value of Digital Assets

Change in fair value of digital assets expense increased by $1.7 million to $1.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change in fair value of digital assets reflects the remeasurement of our bitcoin investment to its fair value at each reporting period.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration decreased by $1.3 million to $nil for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and the Company’s share price at closing. The change in fair value of contingent consideration for the three months ended March 31, 2024 was directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met. No comparable change occurred following the derecognition and reclassification of the contingent consideration to equity on May 15, 2024.

Interest Income

Interest income decreased by $0.3 million to $2.2 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to lower average balances in our market funds, treasury bills, and term deposits, as well as a decline in interest rates compared to the three months ended March 31, 2024.

Other Expense

Other expense decreased by $45.1 thousand to $24.6 thousand for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to lower foreign currency rate fluctuation as we maintained the majority of our cash balance in U.S. dollars, which is our functional currency, as of March 31, 2025.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $32.6 million, resulting in a gain of $21.9 million in the three months ended March 31, 2025. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, and determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The increase in the change in fair value of warrant liability was directly attributable to changes in the trading price of Rumble’s warrants.

Change in Fair Value of Derivative

Change in fair value of derivative increased by $9.7 million, resulting in a gain of $9.7 million in the three months ended March 31, 2025. The derivative arose in connection with the forward purchase contracts related to the Tether transaction. As the forward purchase contracts meet the classification of a financial liability in accordance with ASC 815-40, the related derivative is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this forward purchase contract was measured using a Monte Carlo simulation methodology that includes simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The increase relates to the revaluation of the forward purchase contracts in connection with the Tether transaction.

Income Tax (Expense) Benefit

Income tax expense increased by $31 thousand to $31 thousand in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and funds previously raised. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of March 31, 2025, our cash and cash equivalents balance was $301.3 million. Cash and cash equivalents consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As of March 31, 2025, our digital asset holdings were valued at $17.4 million and consisted of 210.82 bitcoin. Our corporate treasury diversification strategy of allocating a portion of the Company’s excess cash reserves to bitcoin emphasizes our belief in bitcoin as a valuable tool for strategic planning and is designed to accelerate the Company’s expansion into cryptocurrency.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators, including sports leagues. As of March 31, 2025, we had entered into programming and content agreements with a minimum contractual cash commitment of $44 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 24 months, commencing in 2025.

The following table presents a summary of the condensed consolidated interim statement of cash flows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
Net cash provided by (used in):	2025	2024	Variance ($)
Operating activities	$(14,492,109)	$(33,856,535)	$19,364,426
Investing activities	(19,846,379)	(1,782,428)	(18,063,951)
Financing activities	221,607,754	-	221,607,754

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 primarily consisted of net loss adjusted for certain non-cash items, including a $31.6 million gain on the change in fair value of warrants and derivatives, partially offset by a $8.7 million change in share-based compensation, $3.3 million change in amortization and depreciation, $1.7 million loss in the change in fair value of digital assets as well as changes in operating assets and liabilities. The decrease in net cash used in operating activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to changes in net loss adjusted for certain non-cash items, offset in part by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 consisted of $19.1 million in purchases of digital assets and $0.7 million in purchases of property plant and equipment and intellectual property. The increase in net cash used in investing activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to an increase in purchases of digital assets, offset by decreases in purchases of property, equipment, and intangible assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 consisted of the issuance of $775 million in shares of Class A Common Stock and a corresponding $525 million share repurchase completed in connection with the tender offer, both related to the strategic investment from Tether. The transaction incurred $29.4 million in share issuance costs. Additionally, the net cash provided by financing activities includes $1.4 million from proceeds related to stock options exercised, offset by $0.4 million in taxes paid from the net share settlement of share-based compensation. The increase in net cash provided by financing activities compared to the three months ended March 31, 2024 was due to the proceeds from the strategic investment in Tether as well as the proceeds from stock options exercised. These inflows were partially offset by the share repurchases in connection with the tender offer and taxes paid from the net share settlement of share-based compensation.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Total revenue	$23,706,790	$30,228,287	$25,056,904	$22,469,543
Net loss	$(2,650,193)	$(236,752,626)	$(31,539,413)	$(26,780,700)

	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Total revenue	$17,733,456	$20,391,872	$17,982,150	$24,974,054
Net loss	$(43,290,040)	$(29,277,227)	$(29,021,042)	$(29,454,080)

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss) excluding interest income (expense), net, other income (expense), net, provision for income taxes, depreciation and amortization, share-based compensation expense, acquisition-related expense, change in fair value of warrants, change in fair value of digital assets, change in fair value of contingent consideration, and change in the fair value of derivative. The Company’s management believes that it is important to consider Adjusted EBITDA, in addition to net income (loss), as it helps identify trends in our business that could otherwise be masked by the effect of the gains and losses that are included in net income (loss) but excluded from Adjusted EBITDA.

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

Reconciliation of Adjusted EBITDA

	For the three months ended March 31,
	2025	2024

Net loss	$(2,650,193)	$(43,290,040)
Adjustments:
Amortization and depreciation	3,292,709	2,426,142
Share-based compensation expense	8,684,803	4,762,894
Interest income	(2,184,286)	(2,521,952)
Other expense	24,604	69,708
Income tax expense (benefit)	31,310	(153)
Change in fair value of warrants liability	(21,904,704)	10,737,895
Change in fair value of digital assets	1,699,416	-
Change in fair value of contingent consideration	-	1,336,589
Change in fair value of derivative	(9,700,000)	-
Adjusted EBITDA	$(22,706,341)	$(26,478,917)

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated interim financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of the unaudited condensed consolidated interim financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We evaluate our estimates on a continuous basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the following key accounting policies require significant judgments and estimates used in the preparation of our unaudited condensed consolidated interim financial statements. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Accordingly, we believe that these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

For further information on the summary of significant accounting policies and the effect on our unaudited condensed consolidated interim financial statements, see Note 2, Summary of Significant Accounting Policies, to the Annual Financial Statements.

Share-based Compensation

The Company issues equity awards such as stock options and restricted stock units to certain of its employees, directors, officers and consultants. We account for equity awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award.

For equity awards with a service condition, the fair value is estimated on the grant date using the Black-Scholes option pricing model, which takes into account the following inputs: stock price, expected term, volatility, and risk-free interest rate.

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

Arrangement to Sell Shares to Tether (Unit of Account)

The Company applied judgment in determining whether the support agreements and agreement to sell shares to Tether were a single unit or multiple units of account. Given that the agreements were entered into contemporaneously and in contemplation of one another, the closing of the support agreements was contingent on the close of the sale of shares to Tether, and the agreements relate to the same underlying risk (the price risk of the Company’s shares), the Company determined that the overall arrangement was one unit of account. As a result, the arrangement is accounted for as a derivative, initially and subsequently measured at fair value with changes through net loss. See Note 15 for information regarding the estimation of the fair value of the derivative.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our Annual Financial Statements for the years ended December 31, 2024 and 2023.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, and accounts receivable. We place cash and cash equivalents with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and term deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. For the three months ended March 31, 2025, no single customer represented 10% or more of our total revenue. For the three months ended March 31, 2024, one customer accounted for $2,675,574, or 15% of revenue. As of March 31, 2025 and December 31, 2024, no single customer represented 10% or more of the total accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash and cash equivalents. As of March 31, 2025, we had cash and cash equivalents of $301.3 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

As previously reported in our Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting as of December 31, 2024, corresponding to the control activities component of internal control under the COSO Framework. Specifically, we did not adequately design certain key controls at a sufficient level of precision, including account reconciliation, to address relevant financial reporting risks including inadequate design of procedures to ensure completeness and accuracy of the accounting for content creator agreements, and associated assets, liabilities and expenses. See Item 9A “Controls and Procedures” of the Annual Report on Form 10-K for further information. We and our Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the audit committee of our Board of Directors have evaluated the material weaknesses and have implemented a remediation plan to address the material weaknesses and enhance our control environment. We are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate these material weaknesses through formalization of accounting policies and controls around content creator agreements, and retention of external accounting advisors for complex accounting transactions. We will not be able to fully remediate material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

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

In January 2021, we filed an antitrust lawsuit against Google in the U.S. District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. Discovery has concluded, and the court heard argument on Google’s motion for summary judgment in February 2025. The trial was scheduled for May 2025, but has been moved to July 7, 2025.

In addition, in May 2024, we filed a second antitrust lawsuit against Google in the U.S. District Court for the Northern District of California related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021. In August 2024, we filed an amended complaint, and in September 2024, Google filed a motion to dismiss. In December 2024, the U.S. Judicial Panel on Multidistrict Litigation (JPML) transferred the case to the existing proceeding, In re: Google Digital Advertising Antitrust Litigation (JPML No. 3010). After common questions of fact are resolved in the Multidistrict Litigation proceeding, this case would be transferred back to the Northern District of California for trial. A second amended complaint was filed in April 2025.

In January 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of Rumble or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the shares of Rumble in the Business Combination), together with other damages including punitive damages and costs. The case is currently in discovery. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of such claims is uncertain, and could result in, among other things, damages, and/or awards of attorneys’ fees or expenses. A mediation session was held in April 2025. No settlement was reached.

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

In November 2023, we filed a defamation lawsuit in the U.S. District Court for the Middle District of Florida against Nandini Jammi and Claire Atkin, co-founders of an organization that targets news outlets and platforms that do not adhere to their political worldview. The lawsuit seeks actual, presumed, and punitive damages against Jammi and Atkin for their defamatory statements about Rumble, in addition to all costs and fees associated with the case. We have also asked the court to prohibit the defendants from repeating their false statements. In May 2024, the defendants filed a motion to dismiss for failure to state a claim. The court held a hearing on that motion on November 7, 2024. Both parties filed motions for summary judgment. The defendants filed a notice to withdraw their consent to a joint motion to extend the case deadlines by six months and also withdrew their motion to dismiss. Rumble subsequently filed a motion to deny defendants’ motion for summary judgment. The judge denied the defendants’ motion for summary judgment as premature. A mandatory mediation session was held in April 2025. The parties have resolved this matter amicably and to the parties’ mutual satisfaction.

In August 2024, we filed an antitrust lawsuit in the U.S. District Court for the Northern District of Texas against the World Federation of Advertisers, WPP plc, and GroupM Worldwide LLC alleging a conspiracy to withhold advertising revenue from Rumble and other digital media platforms. The lawsuit seeks a declaration that the defendants’ conduct is illegal, a permanent injunction against the conduct, damages, interest, and legal fees, among other relief. In September 2024, we filed an amended complaint, which added Diageo plc as a defendant. The defendants filed a motion to dismiss on February 21, 2025. Rumble’s answer was filed on April 15, 2025, with the defendants’ response being due on June 17, 2025.

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

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the SEC. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

Prolonged or escalating trade disputes could materially and adversely affect our business, financial condition, and results of operations.

Our business, operations, and financial condition may be adversely affected by ongoing trade disputes, including tariffs, trade restrictions, and other protectionist measures imposed by governments globally. While we do not directly engage in the importation or exportation of goods, we operate within a complex global ecosystem that is highly sensitive to disruptions caused by trade conflicts. These disputes could lead to increased costs, supply chain disruptions, and reduced demand for our products and services, even though our operations are primarily service-based. Trade disputes may result in higher costs for hardware, components, or software services provided by our suppliers, who may face tariffs or other trade barriers and are likely to pass these costs on to us. Additionally, trade disputes may disrupt the global supply chains on which our partners or customers rely, potentially reducing advertising spend and delaying the development, deployment, or adoption of our cloud technology solutions. Trade disputes may also contribute to broader economic uncertainty, including inflationary pressures, currency fluctuations, or reduced global investment in advertising and technology, leading to decreased demand for our advertising and cloud offerings, as customers seek to reduce costs. Geopolitical tensions arising from trade conflicts could also result in regulatory changes, such as export controls or data localization requirements, which may increase our compliance costs or restrict our ability to operate in certain markets.

The unpredictable nature, duration, and severity of trade disputes make it difficult to mitigate their impact fully. Prolonged or escalating trade disputes could materially and adversely affect our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety DisclosureS.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, the following directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Name	Title	Reporting Action	Action Date	Aggregated Shares of Class A Common Stock Covered	Intended to Satisfy Rule 10b5-1?
Ryan Milnes	Director	Plan Termination	March 4, 2025	1,200,000	Yes

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
10.1	Registration Rights Agreement, dated February 7, 2025, by and between Rumble Inc. and Tether Investments S.A. de C.V. (incorporated by reference to Exhibit B to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLE INC.

Date: May 8, 2025	/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: May 8, 2025	/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer