Form 10-Q
period 2025-06-30
Rumble Inc.
filed 2025-08-11
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40079

RUMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0984597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 6, 2025, the registrant had issued and outstanding (i) 215,187,229 shares of Class A common stock, par value $0.0001 per share, (ii) 123,690,477 shares of Class C common stock, par value $0.0001 per share, and (iii) 95,791,120 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including, among other things:

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	our cloud business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	our bitcoin treasury strategy exposes us to various risks associated with holding bitcoin;

●	we may fail to comply with applicable privacy laws, subjecting us to liability and damages;

●	our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, and cross-border data transfers;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	we have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we are unable to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating online video sharing platforms, other online platforms, and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business; and

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

(Expressed in U.S. Dollars)

For the three and six months ended June 30, 2025 and 2024

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended June 30, 2025 and 2024

Contents

Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Statements of Operations	3

Condensed Consolidated Interim Balance Sheets	4

Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficit)	5

Condensed Consolidated Interim Statements of Cash Flows	7

Notes to the Condensed Consolidated Interim Financial Statements	8-25

Rumble Inc.

Condensed Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues	$25,084,631	$22,469,543	$48,791,421	$40,202,999

Expenses
Cost of services (content, hosting, and other)	$26,542,307	$35,692,133	$56,578,481	$67,520,487
General and administrative	11,666,331	10,415,016	28,300,054	19,737,395
Research and development	4,825,884	5,319,230	9,614,995	9,847,022
Sales and marketing	7,891,526	6,274,749	11,530,452	9,571,491
Acquisition-related transaction costs	2,388,105	-	2,388,105	-
Amortization and depreciation	3,602,160	3,564,219	6,894,869	5,990,361
Changes in fair value of digital assets	(5,192,441)	-	(3,493,025)	-
Changes in fair value of contingent consideration	-	17,768	-	1,354,357

Total expenses	51,723,872	61,283,115	111,813,931	114,021,113

Loss from operations	(26,639,241)	(38,813,572)	(63,022,510)	(73,818,114)
Interest income	2,898,945	2,174,166	5,083,231	4,696,118
Other expense	(22,773)	(3,869)	(47,377)	(73,577)
Changes in fair value of derivative	-	-	9,700,000	-
Changes in fair value of warrant liability	(6,461,861)	10,014,200	15,442,843	(723,695)

Loss before income taxes	(30,224,930)	(26,629,075)	(32,843,813)	(69,919,268)
Income tax expense	-	(151,625)	(31,310)	(151,472)

Net loss	$(30,224,930)	$(26,780,700)	$(32,875,123)	$(70,070,740)

Loss per share – basic and diluted	$(0.12)	$(0.13)	$(0.13)	$(0.35)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	260,327,707	204,091,819	248,754,135	202,998,041

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$1,036,433	$2,538,203	$2,563,013	$2,927,113
General and administrative	2,950,885	3,061,516	9,235,196	7,037,387
Research and development	915,006	666,468	1,541,441	937,340
Sales and marketing	476,970	291,194	724,447	418,435
Total share-based compensation expense	$5,379,294	$6,557,381	$14,064,097	$11,320,275

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2025	December 31, 2024

Assets

Current assets
Cash and cash equivalents	$283,810,338	$114,018,900
Accounts receivable, net	12,842,805	9,778,941
Prepaid expenses and other	4,692,947	12,329,789
	301,346,090	136,127,630

Other non-current assets	1,437,518	402,475
Digital assets	22,593,025	-
Property and equipment, net	15,037,338	17,068,076
Right-of-use assets, net	2,343,925	1,753,100
Intangible assets, net	26,512,679	29,306,135
Goodwill	10,655,391	10,655,391
	$379,925,966	$195,312,807

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$20,700,194	$18,223,372
Deferred revenue	17,141,007	12,812,984
Lease liabilities	1,223,850	1,000,643
Derivative liability	-	184,699,998
	39,065,051	216,736,997

Lease liabilities, net of current portion	1,191,458	799,910
Warrant liability	24,948,459	40,391,302
Other liability	500,000	500,000
	65,704,968	258,428,209
Commitments and contingencies (Note 14)

Shareholders’ equity (deficit)
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 215,171,066 and 118,808,857 shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively; 170,000,000 Class C shares (and corresponding ExchangeCo Share) authorized, 123,690,470 and 165,153,621 shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively; 110,000,000 Class D shares authorized, 95,791,120 and 105,782,403 shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively)	773,383	768,892
Accumulated deficit	(516,441,065)	(483,565,942)
Additional paid-in capital	829,888,680	419,681,648
	314,220,998	(63,115,402)
	$379,925,966	$195,312,807

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity(Deficit)

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended June 30, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance March 31, 2025	214,817,160	123,690,470	95,791,120	$751,399	$12,369	$9,579	$825,052,644	$(486,216,135)	$339,609,856
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	337,910	-	-	34	-	-	568,614	-	568,648
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,386,195)	-	(1,386,195)
Issuance of Class A Common Stock under ESPP	15,996	-	-	2	-	-	129,372	-	129,374
Share-based compensation	-	-	-	-	-	-	5,524,245	-	5,524,245
Loss for the period	-	-	-	-	-	-	-	(30,224,930)	(30,224,930)
Balance June 30, 2025	215,171,066	123,690,470	95,791,120	$751,435	$12,369	$9,579	$829,888,680	$(516,441,065)	$314,220,998

For the six months ended June 30, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2024	118,808,857	165,153,621	105,782,403	$741,799	$16,515	$10,578	$419,681,648	$(483,565,942)	$(63,115,402)
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	41,463,151	(41,463,151)	-	4,146	(4,146)	-	-	-	-
Cancellation of Class D Common Stock	-	-	(9,991,283)	-	-	(999)	999	-	-
Issuance of Class A Common Stock	33,333,333	-	-	3,333	-	-	424,996,665	-	424,999,998
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	21,549,729	-	-	2,155	-	-	1,962,455	-	1,964,610
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,744,613)	-	(1,744,613)
Issuance of Class A Common Stock under ESPP	15,996	-	-	2	-	-	129,372	-	129,374
Share issuance costs	-	-	-	-	-	-	(29,429,791)	-	(29,429,791)
Share-based compensation	-	-	-	-	-	-	14,291,945	-	14,291,945
Loss for the period	-	-	-	-	-	-	-	(32,875,123)	(32,875,123)
Balance June 30, 2025	215,171,066	123,690,470	95,791,120	$751,435	$12,369	$9,579	$829,888,680	$(516,441,065)	$314,220,998

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended June 30, 2024
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance March 31, 2024	115,126,700	165,153,621	105,782,403	$741,430	$16,515	$10,578	$398,420,787	$(188,493,203)	$210,696,107
Issuance of Class A Common Stock in connection with the Callin acquisition	845,570	-	-	85	-	-	2,739,184	-	2,739,269
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	2,043,000	-	-	204	-	-	294,577	-	294,781
Net share settlement on restricted stock units	-	-	-	-	-	-	(788,128)	-	(788,128)
Share-based compensation	-	-	-	-	-	-	6,507,781	-	6,507,781
Loss for the period	-	-	-	-	-	-	-	(26,780,700)	(26,780,700)
Balance June 30, 2024	118,015,270	165,153,621	105,782,403	$741,719	$16,515	$10,578	$407,174,201	$(215,273,903)	$192,669,110

For the six months ended June 30, 2024
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2023	114,926,700	165,353,621	105,782,403	$741,410	$16,535	$10,578	$396,057,788	$(145,203,163)	$251,623,148
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	200,000	(200,000)	-	20	(20)	-	-	-	-
Issuance of Class A Common Stock in connection with Callin acquisition	845,570	-	-	85	-	-	2,739,184	-	2,739,269
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	2,043,000	-	-	204	-	-	294,577	-	294,781
Net share settlement on restricted stock units	-	-	-	-	-	-	(788,128)	-	(788,128)
Share-based compensation	-	-	-	-	-	-	8,870,780	-	8,870,780
Loss for the period	-	-	-	-	-	-	-	(70,070,740)	(70,070,740)
Balance June 30, 2024	118,015,270	165,153,621	105,782,403	$741,719	$16,515	$10,578	$407,174,201	$(215,273,903)	$192,669,110

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the six months ended June 30,	2025	2024
Cash flows provided by (used in)

Operating activities
Net loss for the period	$(32,875,123)	$(70,070,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	6,894,869	5,990,361
Share-based compensation	14,064,097	8,605,289
Non-cash interest expense	-	51,888
Non-cash lease expense	549,603	535,930
Net trade and barter revenue and expense	2,881,127	3,000,000
Change in fair value of derivative	(9,700,000)	-
Change in fair value of warrants	(15,442,843)	723,695
Change in fair value of contingent consideration	-	1,354,357
Change in fair value of digital assets	(3,493,025)	-
Loss on disposal of property and equipment	6,627	-
Loss on lease termination	925	-

Changes in operating assets and liabilities:
Accounts receivable	(3,063,864)	(4,653,134)
Prepaid expenses and other	6,565,724	(4,845,637)
Accounts payable and accrued liabilities	2,279,372	155,289
Deferred revenue	1,446,896	3,105,220
Deferred tax liability	-	1,030,757
Operating lease liabilities	(490,522)	(575,345)
Net cash used in operating activities	(30,376,137)	(55,592,070)

Investing activities
Purchase of property and equipment	(362,727)	(1,790,891)
Purchase of intangible assets	(1,289,278)	(3,499,502)
Purchase of digital assets	(19,100,000)	-
Cash paid to non-accredited investors in connection with Callin acquisition	-	(204,846)
Cash paid in connection with North River acquisition	-	(3,654,500)
Net cash used in investing activities	(20,752,005)	(9,149,739)

Financing activities
Taxes paid from net share settlement for share-based compensation	(1,744,613)	(788,128)
Proceeds from the exercise of warrants and stock options	1,964,610	294,781
Proceeds from issuance of Class A Common Stock under ESPP	129,374	-
Proceeds from issuance of Class A Common Stock	775,000,000	-
Repurchase of Class A Common Stock	(525,000,000)	-
Share issuance costs	(29,429,791)	-
Net cash provided by (used in) financing activities	220,919,580	(493,347)
Increase/ (decrease) in cash and cash equivalents during the period	169,791,438	(65,235,156)

Cash and cash equivalents, beginning of period	114,018,900	218,338,658
Cash and cash equivalents, end of period	$283,810,338	$153,103,502

Supplemental cash flow information
Cash paid for income taxes	$33,755	$146,865
Cash paid for lease liabilities	449,945	535,930

Non-cash investing and financing activities:
Class A Common Stock issued to settle contingent consideration liability	-	1,404,753
Property and equipment in accounts payable and accrued liabilities	197,449	863,860
Recognition of operating right-of-use assets in exchange of operating lease Liabilities, net of derecognition of terminated leases	949,534	565,760
Share-based compensation capitalized related to intangible assets	227,848	265,490

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

2.	Summary of Significant Accounting Policies

Digital Assets

The Company’s digital assets consist solely of our investment in bitcoin. We retain ownership of and control over our digital assets and use third-party custodial services to secure it. The cost basis of our digital assets is calculated using the first-in, first-out (FIFO) method.

Digital assets purchased are initially recorded at cost, including capitalizing any transaction costs or fees, and subsequently, remeasured at fair value based on the exchange quoted price each reporting period, with changes in fair value recognized on the consolidated statements of operations.

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. Trade and barter revenue was $nil and $nil for the three months ended June 30, 2025 and 2024, respectively. Trade and barter expenses were $3,000,000 and $3,000,000 for the three months ended June 30, 2025 and 2024, respectively. Trade and barter revenue was $118,873 and $nil for the six months ended June 30, 2025 and 2024, respectively. Trade and barter expenses were $3,000,000 and $3,000,000 for the six months ended June 30, 2025 and 2024, respectively. The trade and barter expense is recorded in sales and marketing expense in the condensed consolidated interim statement of operations.

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

3.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024

Audience Monetization	$21,469,232	$19,742,569	$41,412,767	$35,092,007
Other Initiatives	3,615,399	2,726,974	7,378,654	5,110,992
Total revenues	$25,084,631	$22,469,543	$48,791,421	$40,202,999

The Company recognizes revenue either at a point in time, or over time, depending upon the characteristics of the contract.

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024

Point in time	$9,344,948	$7,304,391	$18,578,535	$13,817,795
Over time	15,739,683	15,165,152	30,212,886	26,385,204
Total revenues	$25,084,631	$22,469,543	$48,791,421	$40,202,999

Deferred Revenue

Deferred revenue recorded at June 30, 2025 is expected to be fully recognized by June 30, 2026. The deferred revenue balance was $17,141,007 and $12,812,984 as of June 30, 2025 and December 31, 2024, respectively.

4.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	Contracted	As of June 30, 2025	As of December 31, 2024
	Maturity	Balance	Balance

Cash	Demand	$8,931,903	$7,344,275
Treasury bills, money market funds and term deposits	Demand	274,878,435	106,674,625
		$283,810,338	$114,018,900

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

4.	Cash and Cash Equivalents (Continued)

As of June 30, 2025 and December 31, 2024, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the Company’s day-to-day business operations.

5.	Digital Assets

The Company’s digital assets holdings as of June 30, 2025 and December 31, 2024 consist of the following:

		As of June 30, 2025			As of December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	210.82	$19,100,000	$22,593,025	-	$-	$-
		$19,100,000	$22,593,025		$-	$-

The following table presents a reconciliation of the Company’s digital asset holdings:

Bitcoin
December 31, 2024	$-
Purchase of digital assets	19,100,000
Change in fair value	3,493,025
June 30, 2025	$22,593,025

6.	Property and Equipment

	As of June 30, 2025	As of December 31, 2024
Computer hardware	$24,891,175	$24,577,345
Furniture and fixtures	193,397	123,417
Leasehold improvements	2,097,077	1,942,799
	27,181,649	26,643,561
Accumulated depreciation	(12,144,311)	(9,575,485)
Net carrying value	$15,037,338	$17,068,076

Depreciation expense on property and equipment was $1,420,064 and $1,385,177 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense on property and equipment was $2,584,287 and $2,506,294 for the six months ended June 30, 2025 and 2024, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. Our leases have original lease periods expiring between 2025 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	As of June 30, 2025		As of December 31, 2024
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Right-of-use assets	$5,059,457	$(2,715,532)	$4,109,922	$(2,356,822)
Net book value		$2,343,925		$1,753,100

Operating lease costs for the three months ended June 30, 2025 and 2024 was $308,999 and $314,855, respectively. Operating lease costs for the six months ended June 30, 2025 and 2024 was $549,603 and $637,368, respectively. These costs are included in general and administrative expenses in the condensed consolidated interim statements of operations.

Supplemental balance sheet information related to the operating lease liabilities is as follows:

	As of June 30, 2025	As of December 31, 2024
Weighted-average remaining lease term	1.98 years	1.85 years
Weighted-average discount rate	7.67%	7.26%

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of June 30, 2025.

2025	$717,845
2026	1,312,237
2027	627,722
2,657,804
Less: imputed interest	(242,496)
2,415,308
Current portion	$1,223,850
Long-term portion	$1,191,458

*	Imputed interest represents the difference between future cash flows and discounted cash flows.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

8.	Intangible Assets

		As of June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intellectual property	$462,047	$(213,799)	$248,248
Domain name	500,448	(136,772)	363,676
Brand	1,284,000	(472,969)	811,031
Software and technology	30,325,084	(11,093,639)	19,231,445
Internal software development	8,093,353	(2,325,851)	5,767,502
Assembled workforce	726,222	(635,445)	90,777
	$41,391,154	$(14,878,475)	$26,512,679

		As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intellectual property	$461,663	$(179,563)	$282,100
Domain name	500,448	(120,089)	380,359
Brand	1,284,000	(408,769)	875,231
Software and technology	30,314,958	(8,063,413)	22,251,545
Internal software development	6,586,351	(1,341,784)	5,244,567
Assembled workforce	726,222	(453,889)	272,333
	$39,873,642	$(10,567,507)	$29,306,135

Amortization expense related to intangible assets was $2,182,096 and $2,179,042 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to intangible assets was $4,310,582 and $3,484,067 for the six months ended June 30, 2025 and 2024, respectively.

For intangible assets held as of June 30, 2025, future amortization expense is as follows:

Remainder of 2025	$4,292,505
2026	8,149,131
2027	7,457,204
2028	5,627,224
2029	516,005
Thereafter	470,610
$26,512,679

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

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

On February 7, 2025, the Transaction closed, which resulted in the Company settling the derivative by issuing 103,333,333 shares to Tether in exchange for $775,000,000 in cash proceeds and repurchasing 70,000,000 shares from existing shareholders for $525,000,000 in cash. The net proceeds of $250,000,000, together with the fair value of the derivative on that date of $174,999,998, were recorded in additional paid-in capital, net of transaction costs of $29,429,791. The Company recognized a gain on fair value of the derivative of $nil and $9,700,000 during the three and six months ended June 30, 2025.

10.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of June 30, 2025 and December 31, 2024, an amount of $500,000 related to these expenses was recorded in other liability.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

11.	Shareholders’ Equity (Deficit)

The Company has 1,000,000,000 authorized shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The following shares of common stock are issued and outstanding as of June 30, 2025 and December 31, 2024, respectively:

	As of June 30, 2025		As of December 31, 2024
	Number	Amount	Number	Amount

Class A Common Stock	215,171,066	$751,435	118,808,857	$741,799
Class C Common Stock (and its corresponding ExchangeCo Share)	123,690,470	12,369	165,153,621	16,515
Class D Common Stock	95,791,120	9,579	105,782,403	10,578

Balance	434,652,656	$773,383	389,744,881	$768,892

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

For the three and six months ended June 30, 2025 and 2024

12.	Share-Based Compensation Expense

The Company’s stock award plans consist of:

Rumble Inc. Amended and Restated Stock Option Plan

The Company maintains a long-term incentive plan, the Rumble Inc. Amended and Restated Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan governs the terms and conditions of the outstanding awards previously granted under the Stock Option Plan, as well as all options to purchase Legacy Rumble Class A common shares or Legacy Rumble Class B common shares which were converted into options to purchase shares of Class A Common Stock in connection with the business combination (the “Business Combination”) contemplated by that certain business combination agreement, dated December 1, 2021, by and between CF Acquisition Corp. VI, a Delaware corporation, and Rumble Inc., a corporation formed under the laws of the Province of Ontario Canada (“Legacy Rumble”).

Rumble Inc. 2022 Stock Incentive Plan

The Rumble Inc. 2022 Stock Incentive Plan (the “Stock Incentive Plan”) was approved by the board of directors and the stockholders of the Company and became effective on September 16, 2022. The Company initially reserved 27,121,733 shares of Common Stock for issuance under the Stock Incentive Plan, subject to a ten-year evergreen feature.

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Restricted Stock Units

The following table reflects the continuity of unvested restricted stock units (“RSUs”) transactions:

	Service Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	2,226,775	$8.24
Granted	884,758	8.03
Vested	(837,627)	6.60
Forfeited	(78,584)	6.45
Cancelled	-	-
Outstanding, June 30, 2025	2,195,322	$9.26

During the six months ended June 30, 2025, the Company modified the terms of RSU awards by accelerating vesting of all unvested RSUs for certain officers and directors. The Company recorded an incremental share-based compensation expense of $nil and $nil for the three months ended June 30, 2025 and 2024, respectively. The Company recorded an incremental share-based compensation expense of $1,053,989 and $nil for the six months ended June 30, 2025 and 2024, respectively.

	Market Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	676,243	$2.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Cancelled	(276,243)	2.10
Outstanding, June 30, 2025	400,000	$2.74

As of June 30, 2025, the Company has RSUs outstanding that have market-based vesting conditions if the closing price of the Company’s Class A Common Stock is greater than or equal to a specified price for a period of 20 trading days during any 30 trading-day period.

Performance Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	-	$-
Granted	161,551	8.51
Vested	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, June 30, 2025	161,551	$8.51

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Restricted Stock Units (Continued)

As of June 30, 2025, the Company has determined that it is not probable that the conditions related to the performance-based restricted stock units will be met, and therefore, the Company has not recognized the related expense in the condensed consolidated interim statements of operations.

The following table reflects additional information related to RSUs:

	As of June 30, 2025
	Service Conditions	Market Conditions	Performance Conditions
Unrecognized compensation cost	$11,593,164	$868,977	$1,374,799
Weighted-average service period for unrecognized compensation cost	1.95 years	0.96 years
Grant date fair value of RSUs	$20,388,026	$1,097,541	$1,374,799

Stock Options

The following table reflects the continuity of stock option transactions:

	Service Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2024	62,285,572	$0.28
Granted	2,462,417	4.74
Vested	(984,313)	5.33
Exercised	(20,906,170)	4.62
Forfeited	(206,967)	7.30
Cancelled	(3,480)	9.79
Outstanding, June 30, 2025	43,631,372	$1.50

Vested and exercisable	37,810,151	$0.62

During the six months ended June 30, 2025, the Company modified the terms of stock option awards of certain officers and directors who experienced changes in employment, by accelerating vesting of all unvested options and/or extending the post-termination exercise period. The Company recorded an incremental share-based compensation expense of $13,523 and $nil for the three months ended June 30, 2025 and 2024, respectively. The Company recorded an incremental share-based compensation expense of $2,805,952 and $nil for the six months ended June 30, 2025 and 2024, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

Performance Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2024	580,139	$7.13
Granted	-	-
Vested	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, June 30, 2025	580,139	$7.13

Vested and exercisable	-	$-

As of June 30, 2025, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the condensed consolidated interim statement of operations.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of June 30, 2025, the aggregate intrinsic value of options outstanding was $328,121,910 and the aggregate intrinsic value of the options vested and exercisable was $317,254,860.

The following table reflects additional information related to options:

As of June 30, 2025
	Service Conditions	Performance Conditions
Unrecognized compensation cost	$23,988,360	$2,453,988
Weighted-average service period for unrecognized compensation cost	0.70 years
Weighted-average grant date fair value of options outstanding	$ 1.06 per share	$ 4.23 per share

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

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

For the six months ended June 30, 2025
Share price	$12.40
Risk-free interest rate	4.25%
Volatility	65%
Expected life	0.50 years
Dividend rate	0.00%

Share-based compensation expense recognized in the condensed consolidated interim statements of operations related to the Employee Stock Purchase Plan was $21,078 and $nil for the three months ended June 30, 2025 and 2024, respectively. Share-based compensation expense recognized in the condensed consolidated interim statements of operations related to the Employee Stock Purchase Plan was $46,202 and $nil for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company’s employees purchased 15,996 shares of Class A Common Stock under the Employee Stock Purchase Plan.

Rights to Contingent Consideration

Share-based compensation expense recognized in the condensed consolidated interim statements of operations related to the rights to contingent consideration was $nil and $310,201 for the three months ended June 30, 2025 and 2024, respectively. Share-based compensation expense recognized in the condensed consolidated interim statements of operations related to the rights to contingent consideration was $nil and $2,033,781 for the six months ended June 30, 2025 and 2024, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

13.	Loss per Share

When taken together, an ExchangeCo Share and a share of Class C Common Stock are economically similar to a share of Class A Common Stock. As a result, the Company computed basic loss per share by dividing net loss attributable to the Company by the weighted-average number of Class A and ExchangeCo Shares issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the three months ended June 30, 2025, and 2024. Shares of Class D Common Stock do not share in earnings and are not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

14.	Commitments and Contingencies

Commitments

The Company has non-cancelable contractual commitments of approximately $41 million as of June 30, 2025, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over two years commencing in 2025.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of June 30, 2025, there were no material indemnification claims that were probable or reasonably possible.

As of June 30, 2025, Rumble was defending a lawsuit against the Company and one of its shareholders seeking a variety of relief, including rescission of a share redemption sale agreement with the Company or damages alleged to be worth approximately $419.0 million.

The Company is defending the claims and considers the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

15.	Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Digital Assets	Warrant Liability	Derivative Liability
December 31, 2024	$-	$40,391,302	$184,699,998
Purchase of digital assets	19,100,000	-	-
Change in fair value	3,493,025	(15,442,843)	(9,700,000)
Settlement of derivative liability	-	-	(174,999,998)
June 30, 2025	$22,593,025	$24,948,459	$-

Digital Assets

Digital assets arose from our bitcoin investment. Changes in fair value of digital assets reflect gains or losses arising from the remeasurement of our bitcoin investment based on an exchanged quoted price. Refer to Note 5.

Warrant Liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of June 30, 2025 and December 31, 2024, the number of warrants outstanding was 8,046,073 and 8,046,076, respectively, with a weighted-average exercise price of $11.50. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

Derivative Liability

The derivative liability relates to the net new shares from the Tether transaction. As of the settlement date on February 7, 2025, the fair value of the derivative was $174,999,998, determined as the difference between the value of the net new shares based on the settlement date share price of $12.75 and the forward price of $7.50.

16.	Credit and Concentration Risks

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company is exposed to credit risk resulting from the possibility that a customer or counterparty to a financial instrument defaults on their financial obligations or if there is a concentration of transactions carried out with the same counterparty. Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable.

The Company’s cash and cash equivalents are held in reputable banks in its country of domicile and management believes the risk of loss to be remote. We maintain cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation and the Canada Deposit Insurance Corporation.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

16.	Credit and Concentration Risks (Continued)

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three and six months ended June 30, 2025, no single customer represented 10% or more of the Company’s total revenue. For the three and six months ended June 30, 2024, one customer accounted for $5,803,843 and $8,479,419 or 26% and 21% of revenue, respectively. As of June 30, 2025 and December 31, 2024, no single customer represented 10% or more of the total accounts receivable.

17.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $5,172,746 and $3,785,461 for the three months ended June 30, 2025 and 2024, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $2,798,487 and $2,650,673 for the three months ended June 30, 2025 and 2024, respectively. Compensation to related parties totaled $13,593,810 and $7,130,608 for the six months ended June 30, 2025 and 2024, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $8,970,789 and $4,852,905 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, accounts receivable from key management personnel were $995,550 and $727,903, respectively.

The Company has a customer relationship with Tether Operations S.A. de C.V., an affiliate of a significant shareholder of the Company. The Company recognized revenue of $987,500 for the three and six months ended June 30, 2025. These transactions were conducted in the ordinary course of business and on terms consistent with those offered to unaffiliated customers.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Chris Pavlovski, our Chairman and Chief Executive Officer, and Ryan Milnes, a member of our board of directors, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $825,504 and $884,131 during the three months ended June 30, 2025 and 2024, respectively. The Company incurred related party expenses for these services of $1,562,034 and $1,663,609 during the six months ended June 30, 2025 and 2024, respectively. Accounts payable and accrued liabilities for personnel services were $280,242 and $249,545 as of June 30, 2025 and December 31, 2024, respectively.

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

For the three and six months ended June 30, 2025 and 2024

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

The following presents selected financial information with respect to the Company’s single operating segment:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024

Revenues	$25,084,631	$22,469,543	$48,791,421	$40,202,999

Expenses
Programming and content	$21,072,162	$31,159,781	$45,824,816	$58,865,508
Other cost of services	5,470,145	4,532,352	10,753,665	8,654,979
General and administrative	11,666,331	10,415,016	28,300,054	19,737,395
Research and development	4,825,884	5,319,230	9,614,995	9,847,022
Sales and marketing	7,891,526	6,274,749	11,530,452	9,571,491
Acquisition-related transaction costs	2,388,105	-	2,388,105	-
Amortization and depreciation	3,602,160	3,564,219	6,894,869	5,990,361
Changes in fair value of digital assets	(5,192,441)	-	(3,493,025)	-
Changes in fair value of contingent consideration	-	17,768	-	1,354,357

Total expenses	51,723,872	61,283,115	111,813,931	114,021,113

Loss from operations	(26,639,241)	(38,813,572)	(63,022,510)	(73,818,114)
Interest income	2,898,945	2,174,166	5,083,231	4,696,118
Other expense	(22,773)	(3,869)	(47,377)	(73,577)
Changes in fair value of derivative	-	-	9,700,000	-
Changes in fair value of warrant liability	(6,461,861)	10,014,200	15,442,843	(723,695)

Loss before income taxes	(30,224,930)	(26,629,075)	(32,843,813)	(69,919,268)
Income tax expense	-	(151,625)	(31,310)	(151,472)

Net loss	$(30,224,930)	$(26,780,700)	$(32,875,123)	$(70,070,740)

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024

18.	Segment and Geographic Information (Continued)

The following presents revenue by geographic region:

	Three months ended		Six months ended
	June 30		June 30
	2025	2024	2025	2024

United States	$22,039,133	$20,850,168	$44,305,508	$37,808,444
Canada	346,063	939,213	764,638	1,121,494
Other	2,699,435	680,162	3,721,275	1,273,061

	$25,084,631	$22,469,543	$48,791,421	$40,202,999

The Company tracks assets by physical location. Long lived assets consists of property and equipment, net, and are shown below:

	As of June 30, 2025	As of December 31, 2024

United States	$14,798,425	$16,837,694
Canada	238,913	230,382
	$15,037,338	$17,068,076

19.	Subsequent Events

The Company’s management reviewed all material events through August 11, 2025 and there were no material subsequent events.

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

Refer to Note 2, Summary of Significant Accounting Policies, to the Company’s annual consolidated financial statements for the year ended December 31, 2024 (the “Annual Financial Statements”)

Expenses

Expenses primarily include cost of services, general and administrative, research and development, sales and marketing, acquisition-related transaction costs, amortization and depreciation, change in fair value of digital assets, and changes in fair value of contingent consideration. The most significant components of our expenses on an ongoing basis are programming and content, service provider costs, and staffing-related costs.

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

Acquisition-related Transaction Costs

Acquisition-related transaction costs consist of professional fees and other expenses incurred in connection with acquisition-related initiatives.

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

Change in Fair Value of Contingent Consideration

Certain contingent consideration associated with the Callin acquisition does not meet the criteria for equity classification, and must be recorded as a liability in accordance with guidance contained in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”). Because the contingent consideration meets the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), it is measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change

Non-Operating Income and Other Items

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

Change in Fair Value of Derivative

The forward purchase contracts in connection with the Tether transaction do not meet the criteria for equity classification and must be recorded as a liability in accordance with guidance contained in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”). Because the derivative meets the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), it is measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change.

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

As with our earlier MAU reporting, there is a potential for minor overlap in the resulting data due to users who access Rumble’s content through the web, our mobile apps, and connected TVs in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. Our reported MAUs have not historically included users of Locals. However, starting in mid-May 2024, Locals users began using Rumble’s single sign-on technology to access their accounts, which we expect will reduce the number of Locals users not included in our MAU reporting. We also do not separately report the number of users who register for accounts in any given period, which is different from MAUs.

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

Our MAUs (GA4) were 51 million on average in the second quarter of 2025, a decrease of 14% from the first quarter of 2025. We believe that the decrease from the third and fourth quarters of 2024 continues to be the result of a slowdown of news and political commentary outside of a U.S. election cycle.

Average Revenue Per User (“ARPU”)

We use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics). ARPU does not include Other Initiatives revenue.

ARPU was $0.42 in the second quarter of 2025, an increase of 24% from the first quarter of 2025. The increase from the first quarter of 2025 is attributable to higher subscription and licensing revenue.

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

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for three months ended June 30, 2025 and 2024:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the three months ended June 30, 2025 and 2024 and the dollar and percentage change between the two periods:

For the three months ended June 30,	2025	2024	Variance ($)	Variance (%)

Revenues	$25,084,631	$22,469,543	$2,615,088	12%

Expenses
Cost of services (content, hosting and other)	$26,542,307	$35,692,133	$(9,149,826)	(26)%
General and administrative	11,666,331	10,415,016	1,251,315	12%
Research and development	4,825,884	5,319,230	(493,346)	(9)%
Sales and marketing	7,891,526	6,274,749	1,616,777	26%
Acquisition-related transaction costs	2,388,105	-	2,388,105	*NM
Amortization and depreciation	3,602,160	3,564,219	37,941	1%
Changes in fair value of digital assets	(5,192,441)	-	(5,192,441)	*NM
Changes in fair value of contingent consideration	-	17,768	(17,768)	(100)%
Total expenses	51,723,872	61,283,115	(9,559,243)	(16)%
Loss from operations	(26,639,241)	(38,813,572)	12,147,331	(31)%
Interest income	2,898,945	2,174,166	724,779	33%
Other expense	(22,773)	(3,869)	(18,904)	489%
Change in fair value of warrant liability	(6,461,861)	10,014,200	(16,476,061)	(165)%
Loss before income taxes	(30,224,930)	(26,629,075)	(3,595,855)	14%
Income tax expense	-	(151,625)	151,625	(100)%
Net loss	$(30,224,930)	$(26,780,700)	$(3,444,230)	13%

*	NM- Percentage change not meaningful.

Revenues

Revenues increased by $2.6 million to $25.1 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, of which $1.7 million was attributable to an increase in Audience Monetization revenues, in addition to higher Other Initiatives revenues of $0.9 million. The increase in Audience Monetization revenues was due to $4.4 million in higher subscriptions revenue as well as $1.0 million from licensing and tipping fees, offset by a $3.7 million decrease in advertising revenue. The increase in revenue from Other Initiatives revenue was due to a $0.8 million increase in cloud services offered and a $0.1 million increase in advertising inventory being monetized by our publisher network.

Cost of Services

Cost of services decreased by $9.1 million to $26.5 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was due to a reduction in programming and content costs of $10.1 million, offset by an increase in other costs of services of $1.0 million.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $11.7 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by a $1.5 million rise in administrative expenses, which included higher professional fees and other administrative services, offset by a decrease of $0.2 million in payroll and related expenses.

Research and Development Expenses

Research and development expenses decreased by $0.5 million to $4.8 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease resulted from a $0.2 million reduction in payroll and related expenses, along with $0.3 million in costs associated with computer software, hardware, and other expenditures used in research and development-related activities.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.6 million to $7.9 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to an increase in marketing and public relations activities of $1.3 million as well as payroll and related expenses of $0.3 million.

Acquisition-related Transaction Costs

Acquisition-related transaction costs increased by $2.4 million to $2.4 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by professional fees and other expenses incurred in connection with acquisition-related initiatives. These costs reflect the Company’s continued evaluation of strategic opportunities to support growth.

Amortization and Depreciation

Amortization and depreciation increased by $37.9 thousand to $3.6 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to an increase from depreciation on our property and equipment as we continue to build out our infrastructure, as well as an increase in amortization from intangible assets.

Change in Fair Value of Digital Assets

Change in fair value of digital assets expense decreased by $5.2 million to $5.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change in fair value of digital assets reflects the remeasurement of our Bitcoin investment to its fair value at each reporting period. There were no investments in Bitcoin during the three months ended June 30, 2024.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration decreased by $17.8 thousand to $nil for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and the Company’s share price at closing. The change in fair value of contingent consideration for the three months ended June 30, 2025 was directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met. No comparable change occurred following the derecognition and reclassification of the contingent consideration to equity on May 15, 2024.

Interest Income

Interest income increased by $0.7 million to $2.9 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to the Company’s investment in money market funds, treasury bills and term deposits.

Other Expense

Other expense increased by $18.9 thousand to $22.3 thousand for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by foreign currency rate fluctuations, as the majority of our cash balance was held in U.S. dollars, our functional currency, as of June 30, 2025.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $16.5 million, resulting in a loss of $6.5 million in the three months ended June 30, 2025. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Income Tax Expense

Income tax expense decreased by $0.2 million to $nil in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Comparisons for six months ended June 30, 2025 and 2024:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the six months ended June 30, 2025 and 2024 and the dollar and percentage change between the two periods:

For the six months ended June 30,	2025	2024	Variance ($)	Variance (%)

Revenues	$48,791,421	$40,202,999	$8,588,422	21%

Expenses
Cost of services (content, hosting and other)	$56,578,481	$67,520,487	$(10,942,006)	(16)%
General and administrative	28,300,054	19,737,395	8,562,659	43%
Research and development	9,614,995	9,847,022	(232,027)	(2)%
Sales and marketing	11,530,452	9,571,491	1,958,961	20%
Acquisition-related transaction costs	2,388,105	-	2,388,105	*NM
Amortization and depreciation	6,894,869	5,990,361	904,508	15%
Changes in fair value of digital assets	(3,493,025)	-	(3,493,025)	*NM
Changes in fair value of contingent consideration	-	1,354,357	(1,354,357)	(100)%
Total expenses	111,813,931	114,021,113	(2,207,182)	(2)%
Loss from operations	(63,022,510)	(73,818,114)	10,795,604	(15)%
Interest income	5,083,231	4,696,118	387,113	8%
Other expense	(47,377)	(73,577)	26,200	(36)%
Change in fair value of warrant liability	15,442,843	(723,695)	16,166,538	(2,234)%
Change in fair value of derivative	9,700,000	-	9,700,000	*NM
Loss before income taxes	(32,843,813)	(69,919,268)	37,075,455	(53)%
Income tax expense	(31,310)	(151,472)	120,162	(79)%
Net loss	$(32,875,123)	$(70,070,740)	$37,195,617	(53)%

*	NM - Percentage change not meaningful.

Revenues

Revenues increased by $8.6 million to $48.8 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, of which $6.3 million was attributable to an increase in Audience Monetization revenues, in addition to higher Other Initiatives revenues of $2.3 million. The increase in Audience Monetization revenues was due to $8.1 million in higher subscription fees as well as $1.8 million from licensing and tipping fees, offset by a $3.6 million decrease in advertising. The increase in revenue from Other Initiative revenue was due to a $1.1 million increase in cloud services offered and a $1.2 million increase in advertising inventory being monetized by our publisher network.

Cost of Services

Cost of services decreased by $10.9 million to $56.6 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to a reduction in programming and content costs of $13.2 million, offset by an increase in other costs of services of $2.3 million.

General and Administrative Expenses

General and administrative expenses increased by $8.6 million to $28.3 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to an increase of $5.6 million in payroll and related expense and $3.0 million in other administrative expenses. The increase in payroll and related expense is primarily driven by: a one-time $4.8 million increase in compensation costs related to the departures of an executive and director; a one-time $2.3 million increase in payroll taxes associated with stock options exercised related to the tender offer stemming from the strategic investment from Tether; offset by a $2.0 million decrease in share-based compensation related to the recognition of contingent shares issued in connection with the Callin acquisition that were accounted for as a post-combination expense. The increase in other administrative expenses of $3.0 million was due to a rise in expenses related to public company-related costs, including legal, accounting, and other administrative services.

Research and Development Expenses

Research and development expenses decreased by $0.2 million to $9.6 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease resulted from a $0.4 million reduction in costs associated with computer software, hardware, and other expenditures used in research and development-related activities, offset by $0.2 million increase in payroll and related expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.0 million to $11.5 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was driven by an increase in marketing and public relations activities of $1.6 million and a rise in payroll and related expenses of $0.7 million, offset by a reduction in consulting expenses of $0.3 million.

Acquisition-related Transaction Costs

Acquisition-related transaction costs increased by $2.4 million to $2.4 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by professional fees and other expenses incurred in connection with acquisition-related initiatives. These costs reflect the Company’s continued evaluation of strategic opportunities to support growth.

Amortization and Depreciation

Amortization and depreciation increased by $0.9 million to $6.9 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to an increase of $0.1 million from depreciation on our property and equipment as we continue to build out our infrastructure, as well as an increase in amortization from intangible assets of $0.8 million.

Change in Fair Value of Digital Assets

Change in fair value of digital assets expense decreased by $3.5 million to $3.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change in fair value of digital assets reflects the remeasurement of our Bitcoin investment to its fair value at each reporting period. There were no investments in Bitcoin during the six months ended June 30, 2024.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration decreased by $1.4 million to $nil for the six months ended June 30, 2025. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and the Company’s share price at closing. The change in fair value of contingent consideration for the three months ended June 30, 2025 was directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met. No comparable change occurred following the derecognition and reclassification of the contingent consideration to equity on May 15, 2024.

Interest Income

Interest income increased by $0.4 million to $5.1 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to the Company’s investment in money market funds, treasury bills and term deposits.

Other Expense

Other expense decreased by $26.2 thousand to $47.4 thousand for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was driven by foreign currency rate fluctuations, as the majority of our cash balance was held in U.S. dollars, our functional currency, as of June 30, 2025.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $16.2 million, resulting in a gain of $15.4 million in the six months ended June 30, 2025. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The increase in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Income Tax Expense

Income tax expense decreased by $0.1 million to $31.2 thousand in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and funds previously raised. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of June 30, 2025, our cash and cash equivalents balance was $284 million. Cash and cash equivalents consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As of June 30, 2025, our digital asset holdings were valued at $22.6 million and consisted of 210.82 bitcoin. Our corporate treasury diversification strategy of allocating a portion of the Company’s excess cash reserves to bitcoin emphasizes our belief in bitcoin as a valuable tool for strategic planning and is designed to accelerate the Company’s expansion into cryptocurrency.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators. As of June 30, 2025, we had entered into programming and content agreements with a minimum contractual cash commitment of $34 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 24 months, commencing in 2025.

The following table presents a summary of the unaudited condensed consolidated interim statement of cash flows for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
Net cash provided by (used in):	2025	2024	Variance ($)
Operating activities	$(30,376,137)	$(55,592,070)	$25,215,933
Investing activities	(20,752,005)	(9,149,739)	(11,602,266)
Financing activities	220,919,581	(493,347)	221,412,928

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 primarily consisted of net loss adjusted for certain non-cash items, including $28.6 million in gains from the changes in fair value of warrants, derivatives and digital assets, partially offset by a $14.1 million change in share-based compensation, $6.9 million in changes in amortization and depreciation, $2.9 million in changes in trade and barter revenue and expense, as well as changes in operating assets and liabilities. The decrease in net cash used in operating activities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to changes in net loss adjusted for certain non-cash items, offset in part by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 consisted of $19.1 million in purchases of digital assets and $1.7 million in purchases of property plant and equipment and intellectual property. The increase in net cash used in investing activities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to the investment in digital assets, offset by a decrease in purchases of property, equipment and intangible assets. Additionally, the cash paid to non-accredited investors related to the Callin acquisition and cash paid in connection with the North River acquisition in the six months ended June 30, 2024 contributed to the decrease in net cash used in investing activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 consisted of the issuance of $775 million in shares of Class A Common Stock and a corresponding $525 million share repurchase completed in connection with the tender offer, both related to the strategic investment from Tether. The transaction incurred $29.4 million in share issuance costs. Additionally, the net cash provided by financing activities includes $2.1 million from proceeds related to stock options exercised and employee stock purchase plan contributions, offset by $1.7 million in taxes paid from the net share settlement of share-based compensation. The increase in net cash provided by financing activities compared to the six months ended June 30, 2024 was due to the proceeds from the strategic investment from Tether as well as the proceeds from stock options exercised and employee stock purchase plan contributions. These inflows were partially offset by the share repurchases in connection with the tender offer and taxes paid from the net share settlement of share-based compensation.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	June 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Total revenue	$25,084,631	$23,706,790	$30,228,287	$25,056,904
Net loss	$(30,244,930)	$(2,650,193)	$(236,752,626)	$(31,539,413)

	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Total revenue	$22,469,543	$17,733,456	$20,391,872	$17,982,150
Net loss	$(26,780,700)	$(43,290,040)	$(29,277,227)	$(29,021,042)

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

Reconciliation of Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net loss	$(30,224,930)	$(26,780,700)	$(32,875,123)	$(70,070,740)
Adjustments:
Amortization and depreciation	3,602,160	3,564,219	6,894,869	5,990,361
Share-based compensation expense	5,379,294	6,557,381	14,064,097	11,320,275
Interest income	(2,898,945)	(2,174,166)	(5,083,231)	(4,696,118)
Other expense	22,773	3,869	47,377	73,577
Income tax expense	-	151,625	31,310	151,472
Change in fair value of warrants liability	6,461,861	(10,014,200)	(15,442,843)	723,695
Change in fair value of digital assets	(5,192,441)	-	(3,493,025)	-
Change in fair value of contingent consideration	-	17,768	-	1,354,357
Change in fair value of derivative	-	-	(9,700,000)	-
Acquisition-related transaction costs	2,388,105	-	2,388,105	-
Adjusted EBITDA	$(20,462,123)	$(28,674,204)	$(43,168,464)	$(55,153,121)

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

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. The trade and barter expense is recorded in sales and marketing expenses in the unaudited condensed consolidated interim statements of operations.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, and accounts receivable. We place cash and cash equivalents with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and term deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. For the three and six months ended June 30, 2025, no single customer represented 10% or more of the Company’s total revenue. For the three and six months ended June 30, 2024, one customer accounted for $5,803,843 and $8,479,419 or 26% and 21% of revenue, respectively. As of June 30, 2025 and December 31, 2024, no single customer represented 10% or more of the total accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash and cash equivalents. As of June 30, 2025, we had cash and cash equivalents of $283.8 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

In January 2021, we filed an antitrust lawsuit against Google in the U.S. District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. Discovery has concluded, and the court heard argument on Google’s motion for summary judgment in February 2025. The trial was scheduled for July 7, 2025. On May 21, 2025, the court granted Google’s motion for summary judgment on statute of limitations grounds and dismissed the case. The Company has filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company’s appeal brief is due by September 10, 2025.

In addition, in May 2024, we filed a second antitrust lawsuit against Google in the U.S. District Court for the Northern District of California related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021. In August 2024, we filed an amended complaint, and in September 2024, Google filed a motion to dismiss. In December 2024, the U.S. Judicial Panel on Multidistrict Litigation (JPML) transferred the case to the existing proceeding, In re: Google Digital Advertising Antitrust Litigation (JPML No. 3010). After common questions of fact are resolved in the Multidistrict Litigation proceeding, this case would be transferred back to the Northern District of California for trial. A second amended complaint was filed in April 2025. Google sought leave to file a motion to dismiss, which motion was filed on August 1, 2025. The Company’s response to such motion to dismiss [is] due by September 3, 2025, and any reply by Google to the Company’s response will be due by September 26, 2025.

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

Along with co-plaintiff Eugene Volokh, in December 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. In February 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law. The New York Attorney General appealed that decision to the U.S. Court of Appeals for the Second Circuit. In a 2-1 decision, the court held that if the law were interpreted our way, it would be unconstitutional; that said, they believe a different interpretation of the law is possible and have certified the questions to state high court to interpret the law, putting off federal appellate ruling on constitutionality. The injunction remains in place. We are evaluating next moves.

In August 2024, we filed an antitrust lawsuit in the U.S. District Court for the Northern District of Texas against the World Federation of Advertisers, WPP plc, and GroupM Worldwide LLC alleging a conspiracy to withhold advertising revenue from Rumble and other digital media platforms. The lawsuit seeks a declaration that the defendants’ conduct is illegal, a permanent injunction against the conduct, damages, interest, and legal fees, among other relief. In September 2024, we filed an amended complaint, which added Diageo plc as a defendant. The defendants filed a motion to dismiss on February 21, 2025. Our answer was filed on April 15, 2025, and the defendants’ response was filed on June 17, 2025. GroupM subsequently filed a motion to transfer the case to the U.S. District Court for the Southern District of New York. Our response to such motion is due by August 14, 2025, and any reply by defendants will be due by August 28, 2025.

In October 2024, plaintiff David Stebbins filed a lawsuit in the U.S. District Court for the District of Delaware naming Rumble and an unaffiliated entity doing business as “The Specter Report” as defendants. Mr. Stebbins, who is not represented by counsel, alleges six counts of copyright infringement and one count of slander and seeks injunctive relief and $900,000 in damages from Rumble. We have not yet been formally served with the lawsuit and believe that the allegations are meritless. The court dismissed the case against the Company in May 2025. The plaintiff appealed to the U.S. Court of Appeals for the Third Circuit.

In November 2024, we filed a lawsuit against the California Attorney General and Secretary of State in the U.S. District Court for the Eastern District of California to enjoin the enforcement of AB 2655, a recently enacted state law regulating online platforms. The law would require online platforms to receive reports about posts related to elections, public officials, and candidates for office that are deemed “materially deceptive,” then remove or label the content. Our lawsuit was consolidated with similar lawsuits filed by other affected online platforms and content creators, and the state of California has agreed to enjoin the enforcement of the law during the initial phases of the litigation. The plaintiffs’ summary judgment motions were filed on March 7, 2025. A further stay of enforcement was issued by the court through October 25, 2025. The summary judgment hearing took place on August 5, 2025. The judge granted our summary judgment motion from the bench. He ruled that Section 230 preempted all of AB 2655.

In February 2025, we filed a complaint and a request for a Temporary Restraining Order (“TRO”) in the U.S. District Court for the Middle District of Florida against Brazilian Supreme Court Justice Alexandre de Moraes related to content blocking orders issued by him against Rumble. The court denied, without prejudice, Rumble’s motion for a TRO on the grounds that the matter was not ripe for judicial review. The court noted that Justice Moraes’s pronouncements and directives had not been properly served on Rumble, that Rumble was not obligated to comply with such pronouncements and directives, and that no U.S. entity was required to enforce them. We filed an amended complaint on June 6, 2025. We filed a request to supplement the amended complaint on July 13, 2025 in response to a new illegal blocking order from Justice Moraes and filed a further amended complaint on July 16, 2025, which will be served via the Hague Service Convention..

In April 2025, along with Rebel News, we filed a lawsuit in the Ontario Superior Court of Justice against Canada, Canada Lands Company, Ya’ara Saks, et al alleging that the defendants tried to block two lawful and peaceful public gatherings celebrating free speech in the Toronto area in 2024 because they disagreed with the political points of view of the organizers (Rebel News) and participants. We alleged that the officials tried to thwart the events by imposing unreasonably high charges for security measures that were not needed and designed only to prevent the events from taking place. Various motions have been filed by the defendants in an effort to remove certain parties from the action. A notice of discontinuance (without prejudice) was filed by Rebel News and the Company in respect of His Majesty the King in Right of Canada and The Attorney General of Canada.

In June 2025, we were served with a lawsuit from an individual named Michael Goldstein, alleging that the Company violated the California Invasion of Privacy Act by improperly disclosing personally identifiable information by way of the Facebook Pixel. The case was brought in California state court. We have filed a motion for removal to federal court in the U.S. District Court for the Central District of California. As with prior privacy-related lawsuits, we believe that the plaintiff’s allegations are meritless.

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

Risks Related to the Legal and Regulatory Environment in Which We Operate

Transition to Large Accelerated Filer status will require additional resources and exposes us to additional risks.

As a result of our public float exceeding the threshold established by the SEC, we will become a large accelerated filer as of December 31, 2025. This transition will subject us to more stringent reporting and compliance obligations, including shorter deadlines for filing periodic reports, such as our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, and increased scrutiny of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act. Compliance with these heightened requirements will require significant additional resources, including increased management time and attention, as well as higher legal, accounting, and other professional fees. The transition to large accelerated filer status may strain our financial and operational resources, particularly if we are unable to scale our systems, processes, and internal controls effectively to meet these obligations. Any failure to comply with these requirements in a timely or accurate manner could result in regulatory penalties, reputational harm, or a loss of investor confidence, which could adversely affect our stock price and our ability to raise capital in the future. Additionally, the increased demands of compliance may divert management’s focus from other strategic and operational priorities, potentially impacting our business performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety DisclosureS.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

RUMBLE INC.

Date: August 11, 2025		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: August 11, 2025		/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer