Form 10-Q
period 2025-09-30
Rumble Inc.
filed 2025-11-10
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had issued and outstanding (i) 215,380,826 shares of Class A common stock, par value $0.0001 per share, (ii) 123,690,477 shares of Class C common stock, par value $0.0001 per share, and (iii) 95,791,120 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including, among other things:

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our recent and rapid growth may not be indicative of future performance;

●	we may not continue to grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	our cloud business may not achieve success, and, as a result, our business, financial condition and results of operations could be adversely affected;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activity, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	our bitcoin treasury strategy exposes us to various risks associated with holding bitcoin;

●	the operation of our crypto wallet exposes us to significant regulatory, operational, security, and market risks that could adversely affect our business, financial condition, results of operations, and reputation;

●	we may fail to comply with applicable privacy laws, subjecting us to liability and damages;

●	we are exposed to significant regulatory, operational, compliance, privacy, and legal risks related to age verification and child online safety laws implemented in various U.S. states and foreign jurisdictions;

●	our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, and cross-border data transfers;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	we have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we are unable to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating online video sharing platforms, other online platforms, and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business;

●	the occurrence of any event, change or other circumstances that could give rise to the termination of our business combination agreement with Northern Data AG (“Northern Data”) could adversely affect our future business;

●	our business could be adversely impacted by uncertainty related to the proposed business combination with Northern Data, whether or not the business combination is completed;

●	the anticipated benefits of the proposed business combination with Northern Data may not be realized fully or at all or may take longer to realize than expected; and

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

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2025 and 2024

Rumble Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2025 and 2024

Contents

Condensed Consolidated Interim Financial Statements
Condensed Consolidated Interim Statements of Operations	3
Condensed Consolidated Interim Balance Sheets	4
Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficit)	5
Condensed Consolidated Interim Statements of Cash Flows	7
Notes to the Condensed Consolidated Interim Financial Statements	8-27

Rumble Inc.

Condensed Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenues	$24,762,445	$25,056,904	$73,553,866	$65,259,903

Expenses
Cost of services (content, hosting, and other)	$25,219,331	$36,428,951	$81,797,812	$103,949,438
General and administrative	10,492,008	9,710,935	38,792,062	29,448,330
Research and development	4,455,354	4,650,688	14,070,349	14,497,709
Sales and marketing	5,076,937	3,955,552	16,607,389	13,527,043
Acquisition-related transaction costs	5,236,796	-	7,624,901	-
Amortization and depreciation	3,880,492	3,128,242	10,775,361	9,118,603
Changes in fair value of digital assets	(1,456,388)	-	(4,949,413)	-
Changes in fair value of contingent consideration	-	-	-	1,354,357

Total expenses	52,904,530	57,874,368	164,718,461	171,895,480

Loss from operations	(28,142,085)	(32,817,464)	(91,164,595)	(106,635,577)
Interest income	2,896,649	1,949,898	7,979,880	6,646,015
Other income (expense)	46,901	(304)	(476)	(73,881)
Changes in fair value of derivative	-	-	9,700,000	-
Changes in fair value of warrant liability	8,936,773	(756,700)	24,379,616	(1,480,395)

Loss before income taxes	(16,261,762)	(31,624,570)	(49,105,575)	(101,543,838)
Income tax benefit (expense)	-	85,157	(31,310)	(66,315)

Net loss	$(16,261,762)	$(31,539,413)	$(49,136,885)	$(101,610,153)

Loss per share – basic and diluted	$(0.06)	$(0.15)	$(0.19)	$(0.50)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	260,529,688	204,972,162	252,722,453	203,660,885

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$971,476	$2,405,375	$3,534,489	$5,332,489
General and administrative	3,020,892	3,139,578	12,256,088	10,176,965
Research and development	909,444	361,752	2,450,885	1,299,092
Sales and marketing	481,879	251,060	1,206,326	669,495
Total share-based compensation expense	$5,383,691	$6,157,765	$19,447,788	$17,478,041

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2025	December 31, 2024

Assets

Current assets
Cash and cash equivalents	$269,757,150	$114,018,900
Accounts receivable, net	12,576,138	9,778,941
Prepaid expenses and other	4,748,926	12,329,789
	287,082,214	136,127,630

Other non-current assets	1,289,830	402,475
Digital assets	24,049,413	-
Property and equipment, net	16,719,825	17,068,076
Right-of-use assets, net	2,199,418	1,753,100
Intangible assets, net	25,178,209	29,306,135
Goodwill	10,655,391	10,655,391
	$367,174,300	$195,312,807

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$30,545,284	$18,223,372
Deferred revenue	15,641,367	12,812,984
Lease liabilities	1,325,202	1,000,643
Derivative liability	-	184,699,998
	47,511,853	216,736,997

Lease liabilities, net of current portion	920,130	799,910
Warrant liability	16,011,686	40,391,302
Other liability	500,000	500,000
	64,943,669	258,428,209
Commitments and contingencies (Note 14)

Shareholders’ equity (deficit)
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 215,380,893 and 118,808,857 shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively; 170,000,000 Class C shares (and corresponding ExchangeCo Share) authorized, 123,690,470 and 165,153,621 shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively; 110,000,000 Class D shares authorized, 95,791,120 and 105,782,403 shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively)	773,404	768,892
Accumulated deficit	(532,702,827)	(483,565,942)
Additional paid-in capital	834,160,054	419,681,648
	302,230,631	(63,115,402)
	$367,174,300	$195,312,807

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended September 30, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2025	215,171,066	123,690,470	95,791,120	$751,435	$12,369	$9,579	$829,888,680	$(516,441,065)	$314,220,998
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	209,827	-	-	21	-	-	232,788	-	232,809
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,515,580)	-	(1,515,580)
Share-based compensation	-	-	-	-	-	-	5,554,166	-	5,554,166
Loss for the period	-	-	-	-	-	-	-	(16,261,762)	(16,261,762)
Balance September 30, 2025	215,380,893	123,690,470	95,791,120	$751,456	$12,369	$9,579	$834,160,054	$(532,702,827)	$302,230,631

For the nine months ended September 30, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2024	118,808,857	165,153,621	105,782,403	$741,799	$16,515	$10,578	$419,681,648	$(483,565,942)	$(63,115,402)
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	41,463,151	(41,463,151)	-	4,146	(4,146)	-	-	-	-
Cancellation of Class D Common Stock	-	-	(9,991,283)	-	-	(999)	999	-	-
Issuance of Class A Common Stock	33,333,333	-	-	3,333	-	-	424,996,665	-	424,999,998
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	21,759,556	-	-	2,176	-	-	2,195,243	-	2,197,419
Net share settlement on restricted stock units	-	-	-	-	-	-	(3,260,193)	-	(3,260,193)
Issuance of Class A Common Stock under ESPP	15,996	-	-	2	-	-	129,372	-	129,374
Share issuance costs	-	-	-	-	-	-	(29,429,791)	-	(29,429,791)
Share-based compensation	-	-	-	-	-	-	19,846,111	-	19,846,111
Loss for the period	-	-	-	-	-	-	-	(49,136,885)	(49,136,885)
Balance September 30, 2025	215,380,893	123,690,470	95,791,120	$751,456	$12,369	$9,579	$834,160,054	$(532,702,827)	$302,230,631

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

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the nine months ended September 30,	2025	2024
Cash flows provided by (used in)

Operating activities
Net loss for the period	$(49,136,885)	$(101,610,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	10,775,361	9,118,603
Share-based compensation	19,447,788	14,666,835
Non-cash lease expense	864,361	805,679
Net trade and barter revenue and expense	1,310,795	1,327,605
Change in fair value of derivative	(9,700,000)	-
Change in fair value of warrants	(24,379,616)	1,480,395
Change in fair value of contingent consideration	-	1,354,357
Change in fair value of digital assets	(4,949,413)	-
Loss on disposal of property and equipment	6,627	-
Loss on lease termination	925	-

Changes in operating assets and liabilities:
Accounts receivable	(2,797,197)	(5,864,270)
Prepaid expenses and other	6,642,470	(1,384,211)
Accounts payable and accrued liabilities	10,208,952	976,194
Deferred revenue	1,517,588	4,263,094
Deferred tax liability	-	1,030,757
Operating lease liabilities	(815,788)	(817,540)
Net cash used in operating activities	(41,004,032)	(74,652,655)

Investing activities
Purchase of property and equipment	(1,774,932)	(2,654,913)
Purchase of intangible assets	(2,019,595)	(4,700,559)
Purchase of marketable securities	-	(1,202,290)
Sale and maturities of marketable securities	-	1,135,200
Purchase of digital assets	(19,100,000)	-
Cash paid to non-accredited investors in connection with Callin acquisition	-	(204,846)
Cash paid in connection with North River acquisition	-	(3,654,500)
Net cash used in investing activities	(22,894,527)	(11,281,908)

Financing activities
Taxes paid from net share settlement for share-based compensation	(3,260,193)	(1,915,138)
Proceeds from the exercise of warrants and stock options	2,197,419	295,726
Proceeds from issuance of Class A Common Stock under ESPP	129,374	-
Proceeds from issuance of Class A Common Stock	775,000,000	-
Repurchase of Class A Common Stock	(525,000,000)	-
Share issuance costs	(29,429,791)	-
Net cash provided by (used in) financing activities	219,636,809	(1,619,412)
Increase/ (decrease) in cash and cash equivalents during the period	155,738,250	(87,553,975)

Cash and cash equivalents, beginning of period	114,018,900	218,338,658
Cash and cash equivalents, end of period	$269,757,150	$130,784,683

Supplemental cash flow information
Cash paid for income taxes	$33,755	$71,864
Cash paid for interest	-	278
Cash paid for lease liabilities	805,308	945,354

Non-cash investing and financing activities:
Class A Common Stock issued to settle contingent consideration liability	-	1,404,753
Property and equipment in accounts payable and accrued liabilities	2,112,958	49,343
Recognition of operating right-of-use assets in exchange of operating lease Liabilities, net of derecognition of terminated leases	1,119,786	317,003
Share-based compensation capitalized related to intangible assets	398,323	342,374

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

2.	Summary of Significant Accounting Policies

Digital Assets

The Company’s digital assets consist solely of our investment in bitcoin. We retain ownership of and control over our digital assets and use third-party custodial services to secure it. The cost basis of our digital assets is calculated using the first-in, first-out (FIFO) method.

Digital assets purchased are initially recorded at cost, including capitalizing any transaction costs or fees, and subsequently, remeasured at fair value based on the exchange quoted price each reporting period, with changes in fair value recognized on the condensed consolidated interim statements of operations.

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. Trade and barter revenue was $1,570,332 and $1,672,395 for the three months ended September 30, 2025 and 2024, respectively. Trade and barter expenses were $nil and $nil for the three months ended September 30, 2025 and 2024, respectively. Trade and barter revenue was $1,689,205 and $1,672,395 for the nine months ended September 30, 2025 and 2024, respectively. Trade and barter expenses were $3,000,000 and $3,000,000 for the nine months ended September 30, 2025 and 2024, respectively. The trade and barter expense is recorded in sales and marketing expense in the condensed consolidated interim statement of operations.

Recent Accounting Pronouncements

The following amendments to existing standards have been issued up to and including the date of issuance of these financial statements, however are not yet effective for the Company:

●	Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

●	Accounting Standards Updates 2025-01 and 2024-03, Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. The amendments in this update require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

2.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

●	Accounting Standards Updates 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance.

●	Accounting Standards Updates 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. Therefore, this ASU requires that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. This ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.

The Company is still evaluating the potential impact of implementing the above amendments to its consolidated financial statements.

3.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024

Audience Monetization	$21,346,462	$21,849,447	$62,759,229	$56,941,453
Other Initiatives	3,415,983	3,207,457	10,794,637	8,318,450
Total revenues	$24,762,445	$25,056,904	$73,553,866	$65,259,903

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

3.	Revenue from Contracts with Customers (Continued)

The Company recognizes revenue either at a point in time, or over time, depending upon the characteristics of the contract.

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024

Point in time	$10,239,797	$10,052,336	$28,818,332	$23,870,130
Over time	14,522,648	15,004,568	44,735,534	41,389,773
Total revenues	$24,762,445	$25,056,904	$73,553,866	$65,259,903

Deferred Revenue

Deferred revenue recorded at September 30, 2025 is expected to be fully recognized by September 30, 2026. The deferred revenue balance was $15,641,367 and $12,812,984 as of September 30, 2025 and December 31, 2024, respectively.

4.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	Contracted	As of September 30, 2025	As of December 31, 2024
	Maturity	Balance	Balance

Cash	Demand	$10,418,336	$7,344,275
Treasury bills, money market funds and term deposits	Demand	259,338,814	106,674,625
		$269,757,150	$114,018,900

As of September 30, 2025 and December 31, 2024, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the Company’s day-to-day business operations.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

5.	Digital Assets

The Company’s digital assets holdings as of September 30, 2025 and December 31, 2024 consist of the following:

		As of September 30, 2025			As of December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	210.82	$19,100,000	$24,049,413	-	$-	$-
		$19,100,000	$24,049,413		$-	$-

The following table presents a reconciliation of the Company’s digital asset holdings:

Bitcoin
December 31, 2024	$-
Purchase of digital assets	19,100,000
Change in fair value	4,949,413
September 30, 2025	$24,049,413

6.	Property and Equipment

	As of September 30, 2025	As of December 31, 2024
Computer hardware	$28,083,033	$24,577,345
Furniture and fixtures	254,557	123,417
Leasehold improvements	2,171,773	1,942,799
	30,509,363	26,643,561
Accumulated depreciation	(13,789,538)	(9,575,485)
Net carrying value	$16,719,825	$17,068,076

Depreciation expense on property and equipment was $1,645,227 and $1,389,867 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense on property and equipment was $4,229,514 and $3,896,161 for the nine months ended September 30, 2025 and 2024, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. Our leases have original lease periods expiring between 2025 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	As of September 30, 2025		As of December 31, 2024
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Right-of-use assets	$5,229,708	$(3,030,290)	$4,109,922	$(2,356,822)
Net book value		$2,199,418		$1,753,100

Operating lease costs for the three months ended September 30, 2025 and 2024 was $376,563 and $312,788, respectively. Operating lease costs for the nine months ended September 30, 2025 and 2024 was $926,166 and $950,156, respectively. These costs are included in general and administrative expenses in the condensed consolidated interim statements of operations.

Supplemental balance sheet information related to the operating lease liabilities is as follows:

	As of September 30, 2025	As of December 31, 2024
Weighted-average remaining lease term	1.78 years	1.85 years
Weighted-average discount rate	7.67%	7.26%

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of September 30, 2025.

2025	$386,986
2026	1,424,879
2027	626,122
2,437,987
Less: imputed interest	(192,655)
2,245,332

Current portion	$1,325,202
Long-term portion	$920,130

*	Imputed interest represents the difference between future cash flows and discounted cash flows.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

8.	Intangible Assets

		As of September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intellectual property	$462,047	$(230,726)	$231,321
Domain name	500,448	(145,112)	355,336
Brand	1,284,000	(505,069)	778,931
Software and technology	30,325,084	(12,609,893)	17,715,191
Internal software development	8,994,147	(2,896,717)	6,097,430
Assembled workforce	726,222	(726,222)	-
	$42,291,948	$(17,113,739)	$25,178,209

		As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intellectual property	$461,663	$(179,563)	$282,100
Domain name	500,448	(120,089)	380,359
Brand	1,284,000	(408,769)	875,231
Software and technology	30,314,958	(8,063,413)	22,251,545
Internal software development	6,586,351	(1,341,784)	5,244,567
Assembled workforce	726,222	(453,889)	272,333
	$39,873,642	$(10,567,507)	$29,306,135

Amortization expense related to intangible assets was $2,235,265 and $1,738,375 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense related to intangible assets was $6,545,847 and $5,222,442 for the nine months ended September 30, 2025 and 2024, respectively.

For intangible assets held as of September 30, 2025, future amortization expense is as follows:

Remainder of 2025	$2,154,821
2026	8,410,247
2027	7,712,295
2028	5,804,683
2029	583,100
Thereafter	513,063
$25,178,209

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

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

On February 7, 2025, the Transaction closed, which resulted in the Company settling the derivative by issuing 103,333,333 shares to Tether in exchange for $775,000,000 in cash proceeds and repurchasing 70,000,000 shares from existing shareholders for $525,000,000 in cash. The net proceeds of $250,000,000, together with the fair value of the derivative on that date of $174,999,998, were recorded in additional paid-in capital, net of transaction costs of $29,429,791. The Company recognized a gain on fair value of the derivative of $nil and $9,700,000 during the three and nine months ended September 30, 2025.

10.	Other Liability

The Company has received certain amounts from a third party to assist with certain operating expenditures of the Company. These amounts are to be repaid upon settlement of those expenditures, are non-interest bearing, and have been treated as a long-term liability. As of September 30, 2025 and December 31, 2024, an amount of $500,000 related to these expenses was recorded in other liability.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

11.	Shareholders’ Equity (Deficit)

The Company has 1,000,000,000 authorized shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The following shares of common stock are issued and outstanding as of September 30, 2025 and December 31, 2024, respectively:

	As of September 30, 2025		As of December 31, 2024
	Number	Amount	Number	Amount
Class A Common Stock	215,380,893	$751,456	118,808,857	$741,799
Class C Common Stock (and its corresponding ExchangeCo Share)	123,690,470	12,369	165,153,621	16,515
Class D Common Stock	95,791,120	9,579	105,782,403	10,578

Balance	434,862,483	$773,404	389,744,881	$768,892

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

For the three and nine months ended September 30, 2025 and 2024

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Restricted Stock Units

The following table reflects the continuity of unvested restricted stock units (“RSUs”) transactions:

	Service Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	2,226,775	$8.24
Granted	884,758	8.03
Vested	(1,208,852)	11.97
Forfeited	(112,097)	8.50
Cancelled	-	-
Outstanding, September 30, 2025	1,790,584	$7.39

During the nine months ended September 30, 2025, the Company modified the terms of RSU awards by accelerating vesting of all unvested RSUs for certain officers and directors. The Company recorded an incremental share-based compensation expense of $nil and $nil for the three months ended September 30, 2025 and 2024, respectively. The Company recorded an incremental share-based compensation expense of $1,053,989 and $nil for the nine months ended September 30, 2025 and 2024, respectively.

	Market Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	676,243	$2.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Cancelled	(276,243)	2.10
Outstanding, September 30, 2025	400,000	$2.74

As of September 30, 2025, the Company has RSUs outstanding that have market-based vesting conditions if the closing price of the Company’s Class A Common Stock is greater than or equal to a specified price for a period of 20 trading days during any 30 trading-day period.

Performance Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	-	$-
Granted	161,551	8.51
Vested	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, September 30, 2025	161,551	$8.51

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Restricted Stock Units (Continued)

As of September 30, 2025, the Company has determined that it is not probable that the conditions related to the performance-based restricted stock units will be met, and therefore, the Company has not recognized the related expense in the condensed consolidated interim statements of operations.

The following table reflects additional information related to RSUs:

	As of September 30, 2025
	Service Conditions	Market Conditions	Performance Conditions
Unrecognized compensation cost	$8,593,885	$483,441	$1,374,799
Weighted-average service period for unrecognized compensation cost	1.98 years	0.71 years
Grant date fair value of RSUs	$13,227,820	$1,097,541	$1,374,799

Stock Options

The following table reflects the continuity of stock option transactions:

	Service Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2024	62,285,572	$0.28
Granted	2,462,417	4.74
Exercised	(20,942,878)	6.34
Forfeited	(237,444)	7.16
Cancelled	(20,007)	9.87
Outstanding, September 30, 2025	43,547,660	$1.50

Vested and exercisable	37,802,256	$0.62

During the nine months ended September 30, 2025, the Company modified the terms of stock option awards of certain officers and directors who experienced changes in employment, by accelerating vesting of all unvested options and/or extending the post-termination exercise period. The Company recorded an incremental share-based compensation expense of $nil and $nil for the three months ended September 30, 2025 and 2024, respectively. The Company recorded an incremental share-based compensation expense of $2,805,952 and $nil for the nine months ended September 30, 2025 and 2024, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

Performance Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2024	580,139	$7.13
Granted	-	-
Vested	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, September 30, 2025	580,139	$7.13

Vested and exercisable	-	$-

As of September 30, 2025, the Company has determined that it is not probable that the conditions related to the performance-based stock options will be met, and therefore, the Company has not recognized the related expense in the condensed consolidated interim statement of operations.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of September 30, 2025, the aggregate intrinsic value of options outstanding was $256,590,193 and the aggregate intrinsic value of the options vested and exercisable was $253,711,676.

The following table reflects additional information related to options:

As of September 30, 2025
	Service Conditions	Performance Conditions
Unrecognized compensation cost	$21,202,937	$2,453,988
Weighted-average service period for unrecognized compensation cost	0.45 years
Weighted-average grant date fair value of options outstanding	$1.05 per share	$4.23 per share

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

12.	Share-Based Compensation Expense (Continued)

Employee Stock Purchase Plan

The first offering period of the Company’s Employee Stock Purchase Plan began on January 1, 2025. The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions of up to 15%, subject to any plan limitations. The Employee Stock Purchase Plan provides for six-month offering periods. The offering periods are scheduled to start on the first trading day on or after January 1 and July 1, and end on the last trading day on or before June 30 and December 31, respectively. Employees are able to purchase shares at 90% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of the offering period or the last trading day of the purchase period.

The fair value of the Employee Stock Purchase Plan was determined using the Black-Scholes option pricing model. The following table reflects the assumptions made:

For the nine months ended September 30, 2025
Share price	$9.16-$12.40
Risk-free interest rate	4.25%-4.29%
Volatility	53%-65%
Expected life	0.50 years
Dividend rate	0.00%

Share-based compensation expense recognized in the condensed consolidated interim statements of operations related to the Employee Stock Purchase Plan was $17,054 and $nil for the three months ended September 30, 2025 and 2024, respectively. Share-based compensation expense recognized in the condensed consolidated interim statements of operations related to the Employee Stock Purchase Plan was $59,515 and $nil for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the Company’s employees purchased 15,996 shares of Class A Common Stock under the Employee Stock Purchase Plan.

Rights to Contingent Consideration

Share-based compensation expense recognized in the condensed consolidated interim statements of operations related to the rights to contingent consideration was $nil and $220,378 for the three months ended September 30, 2025 and 2024, respectively. Share-based compensation expense recognized in the condensed consolidated interim statements of operations related to the rights to contingent consideration was $nil and $2,254,159 for the nine months ended September 30, 2025 and 2024, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

13.	Loss per Share

When taken together, an ExchangeCo Share and a share of Class C Common Stock are economically similar to a share of Class A Common Stock. As a result, the Company computed basic loss per share by dividing net loss attributable to the Company by the weighted-average number of Class A and ExchangeCo Shares issued and outstanding, excluding those held in escrow, as these are contingently issuable shares and have been excluded from the calculation during the three and nine months ended September 30, 2025, and 2024. Shares of Class D Common Stock do not share in earnings and are not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

14.	Commitments and Contingencies

Commitments

The Company has non-cancelable contractual commitments of approximately $38 million as of September 30, 2025, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over two years commencing in 2025.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of September 30, 2025, there were no material indemnification claims that were probable or reasonably possible.

As of September 30, 2025, Rumble was defending a lawsuit against the Company and one of its shareholders seeking a variety of relief, including rescission of a share redemption sale agreement with the Company or damages alleged to be worth approximately $419.0 million.

The Company is defending the claims and considers the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

15.	Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Digital Assets	Warrant Liability	Derivative Liability
December 31, 2024	$-	$40,391,302	$184,699,998
Purchase of digital assets	19,100,000	-	-
Change in fair value	4,949,413	(24,379,616)	(9,700,000)
Settlement of derivative liability	-	-	(174,999,998)
September 30, 2025	$24,049,413	$16,011,686	$-

Digital Assets

Digital assets arose from our bitcoin investment. Changes in fair value of digital assets reflect gains or losses arising from the remeasurement of our bitcoin investment based on an exchanged quoted price. Refer to Note 5.

Warrant Liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of September 30, 2025 and December 31, 2024, the number of warrants outstanding was 8,046,073 and 8,046,076, respectively, with a weighted-average exercise price of $11.50. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

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

For the three and nine months ended September 30, 2025 and 2024

16.	Credit and Concentration Risks (Continued)

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three and nine months ended September 30, 2025, no single customer represented 10% or more of the Company’s total revenue. For the three and nine months ended September 30, 2024, one customer accounted for $3,192,053 and $11,671,470, or 13% and 18% of revenue, respectively. As of September 30, 2025 and December 31, 2024, no single customer represented 10% or more of the total accounts receivable.

17.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

Compensation to related parties totaled $3,557,939 and $3,595,041 for the three months ended September 30, 2025 and 2024, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $2,845,956 and $2,458,338 for the three months ended September 30, 2025 and 2024, respectively. Compensation to related parties totaled $17,151,750 and $10,725,648 for the nine months ended September 30, 2025 and 2024, respectively. Of the total compensation, the Company paid share-based compensation to key management amounting to $11,816,744 and $7,311,243 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, accounts receivable from key management personnel were $1,573,630 and $727,903, respectively.

The Company has a customer relationship with Tether Operations S.A. de C.V., an affiliate of a significant shareholder of the Company. The Company recognized revenue of $nil for the three months ended September 30, 2025. The Company recognized revenue of $987,500 for the nine months ended September 30, 2025. These transactions were conducted in the ordinary course of business and on terms consistent with those offered to unaffiliated customers.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Chris Pavlovski, our Chairman and Chief Executive Officer, and Ryan Milnes, a member of our board of directors, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $829,617 and $882,605 during the three months ended September 30, 2025 and 2024, respectively. The Company incurred related party expenses for these services of $2,391,651 and $2,546,215 during the nine months ended September 30, 2025 and 2024, respectively. Accounts payable and accrued liabilities for personnel services were $273,936 and $249,545 as of September 30, 2025 and December 31, 2024, respectively.

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

For the three and nine months ended September 30, 2025 and 2024

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

The following presents selected financial information with respect to the Company’s single operating segment:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024

Revenues	$24,762,445	$25,056,904	$73,553,866	$65,259,903

Expenses
Programming and content	$20,061,029	$33,914,072	$65,885,846	$90,779,580
Other cost of services	5,158,302	4,514,879	15,911,966	13,169,858
General and administrative	10,492,008	9,710,935	38,792,062	29,448,330
Research and development	4,455,354	4,650,688	14,070,349	14,497,709
Sales and marketing	5,076,937	3,955,552	16,607,389	13,527,043
Acquisition-related transaction costs	5,236,796	-	7,624,901	-
Amortization and depreciation	3,880,492	3,128,242	10,775,361	9,118,603
Changes in fair value of digital assets	(1,456,388)	-	(4,949,413)	-
Changes in fair value of contingent consideration	-	-	-	1,354,357

Total expenses	52,904,530	57,874,368	164,718,461	171,895,480

Loss from operations	(28,142,085)	(32,817,464)	(91,164,595)	(106,635,577)
Interest income	2,896,649	1,949,898	7,979,880	6,646,015
Other income (expense)	46,901	(304)	(476)	(73,881)
Changes in fair value of derivative	-	-	9,700,000	-
Changes in fair value of warrant liability	8,936,773	(756,700)	24,379,616	(1,480,395)

Loss before income taxes	(16,261,762)	(31,624,570)	(49,105,575)	(101,543,838)
Income tax benefit (expense)	-	85,157	(31,310)	(66,315)

Net loss	$(16,261,762)	$(31,539,413)	$(49,136,885)	$(101,610,153)

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

18.	Segment and Geographic Information (Continued)

The following presents revenue by geographic region:

	Three months ended		Nine months ended
	September 30		September 30
	2025	2024	2025	2024

United States	$23,116,540	$23,583,664	$67,422,048	$62,155,441
Canada	229,141	488,490	993,779	921,473
Other	1,416,764	984,750	5,138,039	2,182,989

	$24,762,445	$25,056,904	$73,553,866	$65,259,903

The Company tracks assets by physical location. Long lived assets consists of property and equipment, net, and are shown below:

	As of September 30, 2025	As of December 31, 2024

United States	$16,376,718	$16,837,694
Canada	343,107	230,382
	$16,719,825	$17,068,076

19.	Subsequent Events

On November 10, 2025, the Company signed a business combination agreement with Northern Data AG (“Northern Data”), a German stock corporation (Aktiengesellschaft) incorporated under the laws of Germany. Subject to the terms and conditions of the agreement, the Company will submit a voluntary public exchange offer to all shareholders of Northern Data. Each Northern Data stockholder that tenders will receive 2.0281 newly issued Class A Rumble shares in exchange for each Northern Data share (the “Exchange Ratio”) (with customary settlement mechanisms for fractional shares).

Tether, along with shareholders affiliated with Northern Data’s co-CEO and another significant shareholder, collectively representing 72% of the outstanding shares of Northern Data, have committed to exchange their Northern Data shares at the same Exchange Ratio that applies to the exchange offer, contemporaneously with the closing of the exchange offer.

The acceptance period is expected to commence in the second quarter of 2026, and the transaction is expected to close in the second quarter of 2026, subject to satisfaction of closing conditions and regulatory approvals.

In addition to the business combination, the Company has entered into a significant GPU agreement with Tether, representing an initial commitment by Tether to purchase up to $150 million of GPU services over a two-year period following the closing of our voluntary public exchange offer for Northern Data.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024

19.	Subsequent Events (Continued)

The Company also announced a $100 million advertising commitment from Tether ($USDT), representing $50 million per year over a two year period. This commitment is not contingent upon the completion of the business combination.

The Company’s management reviewed all material events through November 10, 2025, and there were no material subsequent events other than those disclosed above.

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

On November 10, 2025, the Company and Northern Data signed a business combination agreement. Refer to Note 19, Subsequent Events, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

[1]	Google, “[UA→GA4] Comparing Metrics: Google Analytics 4 vs. Universal Analytics, https://support.google.com/analytics/answer/11986666#zippy=%2Cin-this-article (last accessed Oct. 8, 2025) [hereinafter: “Google, Comparing Metrics.”] (providing the technical criteria Google uses to calculate active users).
[2]	Id.
[3]	Id.
[4]	During the measurement period, Rumble was available on the following connected TV systems: Roku, Android TV, Amazon Fire, LG, and Samsung TVs.
[5]	Google provides additional information on its definition of an “active user,” see Google, Comparing Metrics.
[6]	According to the GA4 dashboard, “[a]s of August 26, 2023, Analytics is estimating data that’s missing due to factors such as cookie consent.”

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

Our MAUs (GA4) were 47 million on average in the third quarter of 2025, a decrease of 8% from the second quarter of 2025. We believe that the decrease continues to be in part the result of a slowdown of news and political commentary outside of a U.S. election cycle, combined with seasonality related to content creators who do not create content during the summer months.

Average Revenue Per User (“ARPU”)

We use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics). ARPU does not include Other Initiatives revenue.

ARPU was $0.45 in the third quarter of 2025, an increase of 7% from the second quarter of 2025. The increase from the second quarter of 2025 is attributable to similar audience monetization revenue that came from fewer MAUs.

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

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for three months ended September 30, 2025 and 2024:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the three months ended September 30, 2025 and 2024 and the dollar and percentage change between the two periods:

For the three months ended September 30,	2025	2024	Variance ($)	Variance (%)

Revenues	$24,762,445	$25,056,904	$(294,459)	(1)%

Expenses
Cost of services (content, hosting and other)	$25,219,331	$36,428,951	$(11,209,620)	(31)%
General and administrative	10,492,008	9,710,935	781,073	8%
Research and development	4,455,354	4,650,688	(195,334)	(4)%
Sales and marketing	5,076,937	3,955,552	1,121,385	28%
Acquisition-related transaction costs	5,236,796	-	5,236,796	*NM
Amortization and depreciation	3,880,492	3,128,242	752,250	24%
Changes in fair value of digital assets	(1,456,388)	-	(1,456,388)	*NM
Total expenses	52,904,530	57,874,368	(4,969,838)	(9)%
Loss from operations	(28,142,085)	(32,817,464)	4,675,379	(14)%
Interest income	2,896,649	1,949,898	946,751	49%
Other income (expense)	46,901	(304)	47,205	(15,528)%
Change in fair value of warrant liability	8,936,773	(756,700)	9,693,473	(1,281)%
Loss before income taxes	(16,261,762)	(31,624,570)	15,362,808	(49)%
Income tax expense	-	85,157	(85,157)	(100)%
Net loss	$(16,261,762)	$(31,539,413)	$15,277,651	(48)%

*	NM - Percentage change not meaningful.

Revenues

Revenues decreased by $0.3 million to $24.8 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, of which $0.5 million was attributable to a reduction in Audience Monetization revenues, offset by a $0.2 million increase in Other Initiatives revenues. The decrease in Audience Monetization revenues was due to a $4.9 million reduction in advertising revenue, offset by a $3.7 million increase in subscription fees as well as $0.7 million from licensing, tipping fees, and platform hosting fees. We are continuing to see progress in the uptake of new brands, but we are still at the early stages of that process. The increase in Other Initiatives revenue was due to a $0.1 million increase in cloud services offered and a $0.1 million increase in advertising inventory being monetized by our publisher network.

Cost of Services

Cost of services decreased by $11.2 million to $25.2 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was due to a reduction in programming and content costs of $11.9 million, offset by an increase in other costs of services of $0.7 million.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million to $10.5 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by a $1.2 million rise in administrative expenses, reflecting higher professional fees and other administrative services, offset by a decrease in payroll and related expenses of $0.4 million.

Research and Development Expenses

Research and development expenses decreased by $0.2 million to $4.5 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease resulted from a $0.2 million in costs associated with computer software, hardware, and other expenditures used in research and development-related activities.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.1 million to $5.1 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to a rise in marketing and public relations activities of $0.9 million and an increase in payroll and related expenses of $0.2 million.

Acquisition-related Transaction Costs

Acquisition-related transaction costs increased by $5.2 million to $5.2 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by professional fees and other expenses incurred in connection with acquisition-related initiatives. These costs reflect the Company’s continued evaluation of strategic opportunities to support growth.

Amortization and Depreciation

Amortization and depreciation increased by $0.8 million to $3.9 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to an increase of $0.3 million from depreciation on our property and equipment as we continue to build out our infrastructure, as well as an increase in amortization from intangible assets of $0.5 million.

Change in Fair Value of Digital Assets

Change in fair value of digital assets expense decreased by $1.5 million to $1.5 million, resulting in a gain of $1.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change in fair value of digital assets reflects the remeasurement of our Bitcoin investment to its fair value at each reporting period. There were no investments in Bitcoin during the three months ended September 30, 2024.

Interest Income

Interest income increased by $0.9 million to $2.9 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to the Company’s investment in money market funds, treasury bills and term deposits.

Other Income (Expense)

Other income increased by $47.2 thousand to $46.9 thousand for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by foreign currency rate fluctuations, as the majority of our cash balance was held in U.S. dollars, our functional currency, as of September 30, 2025.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $9.7 million, resulting in a gain of $8.9 million in the three months ended September 30, 2025. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Income Tax Expense

Income tax expense decreased by $85.2 thousand to $nil in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Comparisons for nine months ended September 30, 2025 and 2024:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the nine months ended September 30, 2025 and 2024 and the dollar and percentage change between the two periods:

For the nine months ended September 30,	2025	2024	Variance ($)	Variance (%)

Revenues	$73,553,866	$65,259,903	$8,293,963	13%

Expenses
Cost of services (content, hosting and other)	$81,797,812	$103,949,438	$(22,151,626)	(21)%
General and administrative	38,792,062	29,448,330	9,343,732	32%
Research and development	14,070,349	14,497,709	(427,360)	(3)%
Sales and marketing	16,607,389	13,527,043	3,080,346	23%
Acquisition-related transaction costs	7,624,901	-	7,624,901	*NM
Amortization and depreciation	10,775,361	9,118,603	1,656,758	18%
Changes in fair value of digital assets	(4,949,413)	-	(4,949,413)	*NM
Changes in fair value of contingent consideration	-	1,354,357	(1,354,357)	(100)%
Total expenses	164,718,461	171,895,480	(7,177,019)	(4)%
Loss from operations	(91,164,595)	(106,635,577)	15,470,982	(15)%
Interest income	7,979,880	6,646,015	1,333,865	20%
Other expense	(476)	(73,881)	73,405	(99)%
Change in fair value of warrant liability	24,379,616	(1,480,395)	25,860,011	(1,747)%
Change in fair value of derivative	9,700,000	-	9,700,000	*NM
Loss before income taxes	(49,105,575)	(101,543,838)	52,438,263	(52)%
Income tax expense	(31,310)	(66,315)	35,005	(53)%
Net loss	$(49,136,885)	$(101,610,153)	$52,473,268	(52)%

*	NM - Percentage change not meaningful.

Revenues

Revenues increased by $8.3 million to $73.6 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, of which $5.8 million was attributable to an increase in Audience Monetization revenues, in addition to higher Other Initiatives revenues of $2.5 million. The increase in Audience Monetization revenues was driven by $11.8 million in higher subscription fees and $2.5 million from licensing, tipping fees, and platform hosting fees, offset by an $8.5 million decrease in advertising. We are continuing to see progress in the uptake of new brands, but we are still at the early stages of that process. The increase in Other Initiative revenue was due to a $1.2 million increase in cloud services offered and a $1.3 million increase in advertising inventory being monetized by our publisher network.

Cost of Services

Cost of services decreased by $22.2 million to $81.8 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to a reduction in programming and content costs of $25.1 million, offset by an increase in other costs of services of $2.9 million.

General and Administrative Expenses

General and administrative expenses increased by $9.3 million to $38.8 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to an increase of $5.4 million in payroll and related expenses and $3.9 million in other administrative expenses. The increase in payroll and related expense is driven by: a one-time $4.8 million increase in compensation costs related to the departures of an executive and director; a one-time $2.3 million increase in payroll taxes associated with stock options exercised related to the tender offer stemming from the strategic investment from Tether; and an increase in share-based compensation related to previously and newly granted restricted stock units and stock options for certain employees and executives; offset by a $2.3 million decrease in share-based compensation related to the recognition of contingent shares issued in connection with the Callin acquisition that were accounted for as a post-combination expense. The increase in other administrative expenses of $3.9 million was due to a rise in expenses related to public company-related costs, including legal, accounting, and other administrative services.

Research and Development Expenses

Research and development expenses decreased by $0.4 million to $14.1 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease resulted from a $0.6 million reduction in costs associated with computer software, hardware, and other expenditures used in research and development-related activities, offset by an increase in payroll and related expenses of $0.2 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.1 million to $16.6 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to a rise in marketing and public relations activities of $2.7 million and an increase in payroll and related expenses of $1.0 million, offset by a reduction in consulting services of $0.6 million.

Acquisition-related Transaction Costs

Acquisition-related transaction costs increased by $7.6 million to $7.6 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by professional fees and other expenses incurred in connection with acquisition-related initiatives. These costs reflect the Company’s continued evaluation of strategic opportunities to support growth.

Amortization and Depreciation

Amortization and depreciation increased by $1.7 million to $10.8 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to an increase of $1.3 million from depreciation on our property and equipment as we continue to build out our infrastructure, as well as an increase in amortization from intangible assets of $0.4 million.

Change in Fair Value of Digital Assets

Change in fair value of digital assets expense decreased by $4.9 million to $4.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change in fair value of digital assets reflects the remeasurement of our Bitcoin investment to its fair value at each reporting period. There were no investments in Bitcoin during the nine months ended September 30, 2024.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration decreased by $1.4 million to $nil for the nine months ended September 30, 2025. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and the Company’s share price at closing. The change in fair value of contingent consideration for the nine months ended September 30, 2025 was directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met. No comparable change occurred following the derecognition and reclassification of the contingent consideration to equity on May 15, 2024.

Interest Income

Interest income increased by $1.3 million to $8.0 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to the Company’s investment in money market funds, treasury bills and term deposits.

Other Expense

Other expenses decreased by $73.4 thousand to an immaterial amount for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven by foreign currency rate fluctuations, as the majority of our cash balance was held in U.S. dollars, our functional currency, as of September 30, 2025.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $25.9 million, resulting in a gain of $24.4 million in the nine months ended September 30, 2025. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The increase in the change in fair value of warrant liability is directly attributable to changes in the trading price of Rumble’s warrants.

Change in Fair Value of Derivative

Change in fair value of derivative increased by $9.7 million, resulting in a gain of $9.7 million in the nine months ended September 30, 2025. The derivative arose in connection with the forward purchase contracts related to the Tether transaction. As the forward purchase contracts meet the classification of a financial liability in accordance with ASC 815-40, the related derivative is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this forward purchase contract was measured using a Monte Carlo simulation methodology that includes simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The increase relates to the revaluation of the forward purchase contracts in connection with the Tether transaction.

Income Tax Expense

Income tax expense decreased by $35.0 thousand to $31.3 thousand in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and funds previously raised. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of September 30, 2025, our cash and cash equivalents balance was $269.8 million. Cash and cash equivalents consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As of September 30, 2025, our digital asset holdings were valued at $24.0 million and consisted of 210.82 bitcoin. Our corporate treasury diversification strategy of allocating a portion of the Company’s excess cash reserves to bitcoin emphasizes our belief in bitcoin as a valuable tool for strategic planning and is designed to accelerate the Company’s expansion into cryptocurrency.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators. As of September 30, 2025, we are party to programming and content agreements with a minimum contractual cash commitment of $32 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 36 months, commencing in 2025.

The following table presents a summary of the unaudited condensed consolidated interim statement of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
Net cash provided by (used in):	2025	2024	Variance ($)
Operating activities	$(41,004,032)	$(74,652,655)	$33,648,623
Investing activities	(22,894,527)	(11,281,908)	(11,612,619)
Financing activities	219,636,809	(1,619,412)	221,256,222

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 primarily consisted of net loss adjusted for certain non-cash items, including $39.0 million in gains from the changes in fair value of warrants, derivatives and digital assets, partially offset by a $19.5 million change in share-based compensation, $10.8 million in changes in amortization and depreciation, $1.3 million in changes in trade and barter revenue and expense, as well as changes in operating assets and liabilities. The decrease in net cash used in operating activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to changes in net loss adjusted for certain non-cash items, offset in part by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 consisted of $19.1 million in purchases of digital assets and $3.8 million in purchases of property plant and equipment and intellectual property. The increase in net cash used in investing activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to the investment in digital assets, offset by a decrease in purchases of property, equipment and intangible assets. Additionally, the cash paid to non-accredited investors related to the Callin acquisition and cash paid in connection with the North River acquisition in the nine months ended September 30, 2024 contributed to the decrease in net cash used in investing activities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of the issuance of $775.0 million in shares of Class A Common Stock and a corresponding $525.0 million share repurchase completed in connection with the tender offer, both related to the strategic investment from Tether. The transaction incurred $29.4 million in share issuance costs. Additionally, the net cash provided by financing activities includes $2.3 million from proceeds related to stock options exercised and employee stock purchase plan contributions, offset by $3.3 million in taxes paid from the net share settlement of share-based compensation. The increase in net cash provided by financing activities compared to the nine months ended September 30, 2024 was due to the proceeds from the strategic investment from Tether as well as the proceeds from stock options exercised and employee stock purchase plan contributions. These inflows were partially offset by the share repurchases in connection with the tender offer and taxes paid from the net share settlement of share-based compensation.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Sep 30, 2025	June 30, 2025	Mar 31, 2025	Dec 31, 2024
Total revenue	$24,762,445	$25,084,631	$23,706,790	$30,228,287
Net loss	$(16,261,762)	$(30,224,930)	$(2,650,193)	$(236,752,626)

	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023
Total revenue	$25,056,904	$22,469,543	$17,733,456	$20,391,872
Net loss	$(31,539,413)	$(26,780,700)	$(43,290,040)	$(29,277,227)

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss) excluding interest income (expense), net, other income (expense), net, provision for income taxes, depreciation and amortization, share-based compensation expense, acquisition-related transaction costs, change in fair value of warrants, change in fair value of digital assets, change in fair value of contingent consideration, and change in the fair value of derivative. The Company’s management believes that it is important to consider Adjusted EBITDA, in addition to net income (loss), as it helps identify trends in our business that could otherwise be masked by the effect of the gains and losses that are included in net income (loss) but excluded from Adjusted EBITDA.

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

Reconciliation of Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net loss	$(16,261,762)	$(31,539,413)	$(49,136,885)	$(101,610,153)
Adjustments:
Amortization and depreciation	3,880,492	3,128,242	10,775,361	9,118,603
Share-based compensation expense	5,383,691	6,157,765	19,447,788	17,478,041
Interest income	(2,896,649)	(1,949,898)	(7,979,880)	(6,646,015)
Other (income) expense	(46,901)	304	476	73,881
Income tax (benefit) expense	-	(85,157)	31,310	66,315
Change in fair value of warrants liability	(8,936,773)	756,700	(24,379,616)	1,480,395
Change in fair value of digital assets	(1,456,388)	-	(4,949,413)	-
Change in fair value of contingent consideration	-	-	-	1,354,357
Change in fair value of derivative	-	-	(9,700,000)	-
Acquisition-related transaction costs	5,236,796	-	7,624,901	-
Adjusted EBITDA	$(15,097,494)	$(23,531,457)	$(58,265,958)	$(78,684,576)

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, and accounts receivable. We place cash and cash equivalents with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and term deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. For the three and nine months ended September 30, 2025, no single customer represented 10% or more of the Company’s total revenue. For the three and nine months ended September 30, 2024, one customer accounted for $3,192,053 and $11,671,470 or 13% and 18% of revenue, respectively. As of September 30, 2025 and December 31, 2024, no single customer represented 10% or more of the total accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash and cash equivalents. As of September 30, 2025, we had cash and cash equivalents of $269.8 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

As previously reported in our Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting as of December 31, 2024, corresponding to the control activities component of internal control under the COSO Framework. Specifically, we did not adequately design certain key controls at a sufficient level of precision, including account reconciliation, to address relevant financial reporting risks including inadequate design of procedures to ensure completeness and accuracy of the accounting for content creator agreements, and associated assets, liabilities and expenses. See Item 9A “Controls and Procedures” of the Annual Report on Form 10-K for further information. We and our Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the audit committee of our Board of Directors have evaluated the material weaknesses and have implemented a remediation plan to address the material weaknesses and enhance our control environment. To date, we have taken and are continuing to take steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate these material weaknesses through formalization of accounting policies and controls around content creator agreements, and retention of external accounting advisors for complex accounting transactions. We will not be able to fully remediate material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

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

In January 2021, we filed an antitrust lawsuit against Google in the U.S. District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. The court heard argument on Google’s motion for summary judgment in February 2025. The trial was scheduled for July 7, 2025. On May 21, 2025, the court granted Google’s motion for summary judgment on statute of limitations grounds and dismissed the case. The Company has filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company’s appeal brief was filed on September 10, 2025. Google’s opposition brief [is due November 10, 2025] and the Company’s reply is due December 1, 2025.

In addition, in May 2024, we filed a second antitrust lawsuit against Google in the U.S. District Court for the Northern District of California related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021. In August 2024, we filed an amended complaint, and in September 2024, Google filed a motion to dismiss. In December 2024, the U.S. Judicial Panel on Multidistrict Litigation (JPML) transferred the case to the existing proceeding, In re: Google Digital Advertising Antitrust Litigation (JPML No. 3010). After common questions of fact are resolved in the Multidistrict Litigation proceeding, this case would be transferred back to the Northern District of California for trial. A second amended complaint was filed in April 2025. Google sought leave to file a motion to dismiss, which motion was filed on August 1, 2025. The Company’s response to such motion to dismiss was filed on October 3, 2025.

In January 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of Rumble or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the shares of Rumble in the Business Combination), together with other damages including punitive damages and costs. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of such claims is uncertain, and could result in, among other things, damages, and/or awards of attorneys’ fees or expenses. A mediation session was held in April 2025. No settlement was reached. The case remains in discovery.

Along with co-plaintiff Eugene Volokh, in December 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. In February 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law. The New York Attorney General appealed that decision to the U.S. Court of Appeals for the Second Circuit. In a 2-1 decision, the court held that if the law were interpreted our way, it would be unconstitutional; that said, they believe a different interpretation of the law is possible and have certified the questions to state high court to interpret the law, putting off federal appellate ruling on constitutionality. The injunction remains in place while the state court reviews.

In August 2024, we filed an antitrust lawsuit in the U.S. District Court for the Northern District of Texas against the World Federation of Advertisers, WPP plc, and GroupM Worldwide LLC alleging a conspiracy to withhold advertising revenue from Rumble and other digital media platforms. The lawsuit seeks a declaration that the defendants’ conduct is illegal, a permanent injunction against the conduct, damages, interest, and legal fees, among other relief. In September 2024, we filed an amended complaint, which added Diageo plc as a defendant. The defendants filed a motion to dismiss on February 21, 2025. Our answer was filed on April 15, 2025, and the defendants’ response was filed on June 17, 2025. GroupM subsequently filed a motion to transfer the case to the U.S. District Court for the Southern District of New York. On August 13, 2025, the court granted the defendants’ motion to dismiss on the grounds of lack of personal jurisdiction.

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

In November 2024, we filed a lawsuit against the California Attorney General and Secretary of State in the U.S. District Court for the Eastern District of California to enjoin the enforcement of AB 2655, a recently enacted state law regulating online platforms. The law would require online platforms to receive reports about posts related to elections, public officials, and candidates for office that are deemed “materially deceptive,” then remove or label the content. Our lawsuit was consolidated with similar lawsuits filed by other affected online platforms and content creators, and the state of California has agreed to enjoin the enforcement of the law during the initial phases of the litigation. The plaintiffs’ summary judgment motions were filed on March 7, 2025. A further stay of enforcement was issued by the court through October 25, 2025. The summary judgment hearing took place on August 5, 2025. The judge granted our summary judgment motion from the bench. He ruled that Section 230 preempted all of AB 2655 and subsequently issued a permanent injunction against the enforcement of AB 2655. The state of California has appealed.

In February 2025, we filed a complaint and a request for a Temporary Restraining Order (“TRO”) in the U.S. District Court for the Middle District of Florida against Brazilian Supreme Court Justice Alexandre de Moraes related to content blocking orders issued by him against Rumble. The court denied, without prejudice, Rumble’s motion for a TRO on the grounds that the matter was not ripe for judicial review. The court noted that Justice Moraes’s pronouncements and directives had not been properly served on Rumble, that Rumble was not obligated to comply with such pronouncements and directives, and that no U.S. entity was required to enforce them. We filed an amended complaint on June 6, 2025. We filed a request to supplement the amended complaint on July 13, 2025 in response to a new illegal blocking order from Justice Moraes and filed a further amended complaint on July 16, 2025, which is being served via the Hague Service Convention..

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

In June 2025, we were served with a lawsuit from an individual named Michael Goldstein, alleging that the Company violated the California Invasion of Privacy Act by improperly disclosing personally identifiable information by way of the Facebook Pixel. The case was brought in California state court. The case was moved to federal court in the U.S. District Court for the Central District of California. The Company filed a motion to dismiss on August 18, 2025. The plaintiff responded on September 18, 2025, to which the Company replied on October 9, 2025. As with prior privacy-related lawsuits, we believe that the plaintiff’s allegations are meritless.

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

The operation of our crypto wallet exposes us to significant regulatory, operational, security, and market risks that could adversely affect our business, financial condition, results of operations, and reputation.

The operation of the Rumble Wallet, our recently launched non-custodial crypto wallet, which enables users to hold multiple cryptocurrencies, engage in tipping on our video platform, and utilize on- and off-ramps through partnership with a third-party crypto exchange, exposes us to significant regulatory, operational, security, and market risks that could adversely affect our business, financial condition, results of operations, and reputation.

The cryptocurrency industry is subject to extensive and evolving regulatory scrutiny in the United States and internationally, including from federal agencies and state financial regulators. Our crypto wallet and associated features, even though non-custodial in nature (meaning we do not hold or control users’ private keys or assets), may be deemed to involve money transmission, securities activities, or other regulated financial services, particularly in connection with tipping functionality and integrations with third-party exchanges for fiat-to-crypto conversions. Changes in laws, regulations, or interpretations, such as classifications of certain cryptocurrencies as securities, enhanced know-your-customer (KYC) or anti-money laundering (AML) requirements, or restrictions on non-custodial wallets, could require us to obtain licenses, modify our offerings, or cease operations in certain jurisdictions. Non-compliance, whether actual or alleged, could result in investigations, enforcement actions, fines, penalties, or litigation, which may be costly and time-consuming to defend. For example, if regulators view our tipping feature as facilitating unregistered securities transactions or unlicensed money services, we could face significant liabilities.

Our reliance on a partnership with an existing crypto exchange for on- and off-ramp services introduces dependency risks. The exchange may experience operational disruptions, security breaches, regulatory issues, or insolvency, which could interrupt our users’ ability to deposit or withdraw funds, leading to user dissatisfaction, loss of trust, and potential claims against us. We have limited control over the exchange’s compliance, performance, or risk management practices, and any failures on the exchange’s part could be attributed to us by users or regulators, harming our brand and exposing us to liability.

Security vulnerabilities remain a critical concern, despite the non-custodial design. Our video platform’s integration with the wallet could be targeted by cyberattacks, phishing schemes, or exploits aimed at users’ devices or our software interfaces, potentially resulting in unauthorized access, theft of user assets, or data breaches. User errors, such as loss of private keys or exposure to scams, could also lead to financial losses for which users might seek to hold us responsible through lawsuits or negative publicity.

Competition in the crypto wallet space is significant, with established players offering similar non-custodial solutions. If our wallet fails to achieve sufficient user adoption due to usability issues, lack of supported cryptocurrencies, or superior alternatives, we may incur substantial development and marketing costs without corresponding benefits. Moreover, broader market events, such as crypto market crashes, exchange failures (such as the FTX bankruptcy), or increased regulatory crackdowns, could reduce overall interest in cryptocurrencies, diminishing the value of our wallet features and potentially leading to impairment of related investments or assets. Any of these risks could result in increased operating expenses, loss of users, damage to our reputation, or material adverse effects on our financial performance.

Risks Related to the Legal and Regulatory Environment in Which We Operate

Transition to Large Accelerated Filer status will require additional resources and expose us to additional risks.

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

We are exposed to significant regulatory, operational, compliance, privacy, and legal risks related to age verification and child online safety laws implemented in various U.S. states and foreign jurisdictions.

The implementation and enforcement of age verification and child online safety laws in various U.S. states and foreign jurisdictions present significant regulatory, operational, compliance, privacy, and legal risks to our business as a video services provider, which could adversely affect our MAUs, revenue, reputation, and financial condition. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act, California’s Age Appropriate Design Code, the CCPA, other U.S. state comprehensive privacy laws, the EU and UK General Data Protection Regulation, the EU’s Digital Services Act, the UK’s Online Safety Act and the UK Age Appropriate Design Code, impose various obligations on companies that process minors’ data and/or provide online services, or other interactive platforms used by children, including prohibiting showing minors advertising, requiring age verification, limiting the use of minors’ personal information, requiring certain consents to process such data and extending certain rights to children and their parents with respect to that data. These new laws may result in restrictions on the use of certain of our products or services by teens, may prohibit us from offering certain of our products or services to teens, and may decrease daily active users or user engagement in various jurisdictions. These laws may be, and in some cases already have been, subject to legal challenges and changing interpretations which may further complicate our efforts to comply with laws applicable to us. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). The resulting patchwork of regulations is rapidly evolving, with potential for additional jurisdictions to adopt similar measures, creating inconsistent and overlapping obligations.

We have already implemented a minimum age of 17 for registered users on our video platform and require users to provide their date of birth, further to that requirement. However, compliance with these new laws may require us to implement additional measures and complex age verification technologies, such as biometric checks, third-party ID verification, or parental consent mechanisms, which could involve substantial development, integration, and ongoing maintenance costs, decrease our advertising and subscription revenue, and increase legal risk and compliance costs for us and our third-party partners, any of which could seriously harm our business. These systems may generally deter users from using our platform and create risks of inaccurate age determinations, user circumvention, or over-blocking of legitimate adult users, potentially resulting in reduced user acquisition, engagement, and retention, particularly among younger demographics that represent a significant portion of our growth. Non-compliance, whether due to technical failures, differing jurisdictional interpretations, or delays in implementation, could lead to investigations, enforcement actions, substantial fines, class-action lawsuits, or injunctions restricting our operations in affected regions. If we challenge these laws, as a defendant or through industry-wide challenges, we could be negatively impacted by protracted legal battles, adverse rulings, or requirements to fundamentally alter our platform’s features, content moderation, or user experience. Additionally, varying international standards may force us to create region-specific versions of our platform, increasing operational complexity and costs while potentially fragmenting our global user community.

Broader market reactions, such as user backlash against perceived privacy intrusions or reduced platform accessibility, could erode trust in our brand and lead to competitive disadvantages if rivals adapt more effectively. We may incur significant expenses for legal counsel, technology upgrades, and compliance programs, and there is no assurance that these measures will fully mitigate the risks. The materialization of any of these factors could have a substantial negative impact on our business and results of operations.

Risks Related to Business Combinations

On November 10, 2025, we signed a business combination agreement with Northern Data. Refer to Note 19, Subsequent Events, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report for more details. The following are a number of risks we face in connection with this proposed business combination.

The occurrence of any event, change or other circumstances that could give rise to the termination of our business combination agreement with Northern Data could adversely affect our future business.

There are significant risks and uncertainties associated with our proposed business combination with Northern Data. The occurrence of certain events, changes or any other circumstances could give rise to the termination of the business combination agreement and cause the business combination not to be completed. Failure to complete the proposed business combination with Northern Data would prevent us from realizing its anticipated benefits to our business.

Our business could be adversely impacted by uncertainty related to the proposed business combination with Northern Data, whether or not the business combination is completed.

Whether or not the proposed business combination with Northern Data is completed, the announcement and pendency of the business combination could impact our business, which could have an adverse effect on our financial condition, results of operations and the success of the business combination, including:

●	that the proposed business combination disrupts our current business plans and operations;

●	our management’s attention being directed toward the completion of the business combination and transaction-related considerations and being diverted away from our day-to-day business operations and the execution of our current business plans; and

●	incurring transaction costs, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the business combination, whether or not the business combination is completed.

The anticipated benefits of the proposed business combination with Northern Data may not be realized fully or at all or may take longer to realize than expected.

There can be no assurance that we will realize the full benefits that we currently expect from the proposed business combination with Northern Data or that these benefits will be achieved within the anticipated time frame. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety DisclosureS.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

RUMBLE INC.

Date: November 10, 2025	/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: November 10, 2025	/s/ Brandon Alexandroff
	Name:	Brandon Alexandroff
	Title:	Chief Financial Officer