Form 10-K
period 2025-12-31
Rumble Inc.
filed 2026-03-05
CIK 1830081

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2025 was approximately $1,725.5 million.

As of March 1, 2026, the registrant had issued and outstanding (i) 215,749,009 shares of Class A common stock, par value $0.0001 per share, (ii) 123,690,477 shares of Class C common stock, par value $0.0001 per share, and (iii) 95,791,120 shares of Class D common stock, par value $0.0001 per share.

Rumble Inc.
Annual Report on Form 10-K
for the Year Ended December 31, 2025

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Form 10-K and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Form 10-K provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may not grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	our cloud business may not achieve the intended results, which could adversely affect our condition and results of operations;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activities, including inauthentic and fraudulent user activities, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	the operation of our non-custodial crypto wallet exposes us to significant regulatory, operational, security, and market risks that could adversely affect our business, financial condition, results of operations, and reputation;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	our Bitcoin treasury strategy exposes us to various risks associated with holding Bitcoin;

●	we may fail to comply with applicable privacy laws, subjecting us to liability and damages;

●	our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, cross-border data transfers, and emerging technologies such as artificial intelligence;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	user-generated content could affect the quality of our services and deter existing or potential users from using our platforms, and we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violates any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies, including the proposed business combination (the “ND Business Combination”) with Northern Data AG, a German stock corporation (Aktiengesellschaft) incorporated under the laws of Germany (“Northern Data”) and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to consummate the ND Business Combination or fail to realize the anticipated strategic and financial benefits sought from the ND Business Combination;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating online video sharing platforms, other online platforms, and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Form 10-K, including those under “Item 1A. Risk Factors” herein, and other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”).

Part I

Item 1. Business

Overview

Unless the section herein specifies otherwise, references to the “Company,” “we,” “us” or “our” are to, (a) prior to the consummation of the business combination (the “CF Business Combination”) contemplated by that certain business combination agreement, dated December 1, 2021 (as amended, the “CF Business Combination Agreement”), by and between CF Acquisition Corp. VI, a Delaware corporation (“CF VI”), and Rumble Inc., a corporation formed under the laws of the Province of Ontario, Canada (“Legacy Rumble”), either (i) CF VI or (ii) Legacy Rumble, as the context may require, and (b) following the closing of the CF Business Combination, Rumble Inc., a Delaware corporation. Unless the section herein specifies otherwise, references to “Rumble” are to (x) prior to the closing of the CF Business Combination, Legacy Rumble and (y) following the closing of the CF Business Combination, Rumble Inc., a Delaware corporation. References to “ExchangeCo” are to 1000045728 Ontario Inc., a corporation formed under the laws of the Province of Ontario, Canada, and an indirect, wholly owned subsidiary of Rumble, and references to “ExchangeCo Shares” are to the exchangeable shares of ExchangeCo.

Our Story

Rumble was founded in 2013, when the concept of ‘preferencing’ on the internet was simple – it was big vs. small. At that time, it was clear that the incumbent social video platforms were beginning to preference large creators, influencers, and brands, while leaving the small creator behind and thus, creating a market opportunity. The Company was founded based on the premise of providing small creators with the tools and distribution that they needed to succeed.

Fast forward to 2020, when a new, and much more nuanced form of ‘preferencing’ was evolving online, including sophisticated algorithms used by the incumbents for amplification and censorship. In contrast, Rumble never moved the goal posts on its content policies. This consistency and transparency, along with tailwinds from the 2020 U.S. election season, led to dramatic growth in Rumble’s user base from 1.2 million monthly active users (“MAUs”) in Q2 2020 to 21 million MAUs in Q4 2020.

Subsequently, the preferencing and censorship enforced by the incumbent platforms continued to expand into many other content areas, including the crypto-finance community and pop culture. As a result, more creators and their audiences found a new home on Rumble. These top creators, such as Dan Bongino, Russell Brand, Kim Iversen, Dave Rubin, Kimberly Guilfoyle, Matt Kohrs, Barstool Sports, and Dana White, just to name a few. As a result, Rumble’s user base has grown to 52 million MAUs (GA4) as of Q4 2025. We have also begun the initial phases of monetizing our user base, with our Average Revenue Per User (“ARPU”) reaching $0.46 as of Q4 2025. (For further discussion of our key performance indicators, including definitions and explanations of the ways that management uses these metrics in managing the performance of the business, please refer to the section titled “Key Business Metrics” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

During this period of accelerated growth, Rumble announced a business combination with CF VI, a special purpose acquisition company, on December 1, 2021. The CF Business Combination was successfully completed on September 16, 2022, and our Class A common stock, par value $0.0001 per share (“Class A Common Stock,” and shares of such stock, “Class A Common Shares”) began trading on The Nasdaq Global Market (“Nasdaq”) under the symbol RUM. The CF Business Combination and related PIPE investment provided Rumble with gross proceeds of approximately $400 million, before transaction expenses. This capital infusion has helped Rumble compete with its big tech and other incumbent competitors. Ultimately, 99.9% of CF VI shareholders elected not to redeem their shares, which we believe was a strong expression of support for Rumble’s mission, its growth story and its future potential.

With this capital in place, Rumble set out to execute on a growth strategy with the following four key tenets: (i) invest in content to grow and diversify the content library and user base; (ii) build Rumble Advertising Center, an in-house advertising marketplace and network; (iii) create the infrastructure to support the Rumble video platform and future Rumble Cloud go-to-market needs; and (iv) hire across the organization to support domestic and future international growth.

In furtherance of Rumble’s strategy, in February 2025, the Company closed a strategic investment from Tether Investments S.A. de C.V. (as successor in interest to Tether Investments Limited) (“Tether”), the largest company in the digital assets industry and the issuer of the most widely adopted dollar stablecoin globally. Pursuant to the transaction, Tether purchased 103,333,333 shares of Class A Common Stock at a price per share of $7.50, totaling $775 million in gross proceeds to Rumble. The Company has and will use $250 million of the proceeds, after transaction expenses, to support growth initiatives. As part of the closing of the transaction, the Company also completed its tender offer, pursuant to which the Company purchased 70,000,000 shares of Class A Common Stock for $525 million, excluding fees and expenses related to the tender offer. Rumble’s existing board of directors (“Board”) and governance structure, including Chris Pavlovski’s super-majority voting control, remains unchanged following the transaction.

In November 2025, Rumble signed a business combination agreement with Northern Data AG (ETR: NB2), (“Northern Data”) a leader in AI and high-performance-computing (HPC) infrastructure. Under the agreement, Rumble will submit a voluntary public exchange offer to all shareholders of Northern Data. The transaction is designed to bolster Rumble Cloud’s portfolio with the addition of approximately 22,400 Nvidia GPUs and a globally distributed network of energized data center locations. Strategically, the transaction marks a transformational step in Rumble’s vision of a Freedom-First technology platform, a new way forward for tech rooted in freedom, privacy, independence and resilience. The business combination is expected to close in the second quarter of 2026.

Our Portfolio

Rumble consists of two business units: Rumble Services and Rumble Cloud.

1)	Rumble Services:

●	Rumble Video: a free and subscription-based video sharing platform enabled by Rumble.com and its associated mobile and connected TV applications;

●	Rumble Studio: a multi-platform livestreaming and monetization service for creators enabled by Rumble Studio;

●	Rumble Advertising Center: an in-house advertising marketplace and network enabled by Rumble Advertising Center (“RAC”);

●	Rumble Wallet: a non-custodial crypto wallet integrated directly into the Rumble platform that supports USAT, a U.S.-regulated, dollar-backed stablecoin, Tether (USDT), Tether Gold (XAUt), and Bitcoin (BTC), enabling audiences to tip creators natively in crypto.

2)	Rumble Cloud:

●	Rumble Cloud: an infrastructure as a service (IaaS) offering consisting of a portfolio of compute, storage, security, and networking offerings. Upon closing the business combination with Northern Data, Rumble plans to augment its cloud business with an AI infrastructure offering consisting of GPU as a service (GPUaaS) and data center services.

Rumble Services

Vision, Products and Differentiation

Rumble Services consists of four core businesses: Rumble Video, Rumble Studio, Rumble Wallet, and RAC. The collective vision of Rumble Services is to provide creators with the best monetization toolkit on the internet. To fulfill this vision, our product roadmap is focused on the progressive integration of these businesses and underlying products into to a single seamlessly integrated platform, which has the potential to unlock a variety of differentiated feature sets for users, creators, advertisers, and publishers.

Rumble Video is enabled primarily through our flagship product, Rumble.com, a free-to-use video sharing and livestreaming platform on which users can watch, share, like, comment, and upload videos. Users can follow channels to stay in touch with creators and access video on-demand (“VOD”) and live content streamed by creators. In addition, Rumble Video also offers two types of subscription services: (i) Rumble Premium – a “no ads” experience with access to certain exclusive content, and (ii) Locals.com, where users can access certain free content and purchase subscriptions to support creators and access exclusive content in creator communities. Both platforms, Rumble.com and Locals.com, are available via desktop and mobile web, iOS and Android mobile applications (“apps”), as well as connected TV apps including but not limited to Roku, Apple TV, Amazon Fire TV, LG, Samsung, and Android TV. In aggregate, Rumble Video provides a platform for creators to benefit from our growing advertising business and revenue share model.

Rumble Studio is a new, patent-pending application designed to enable a first-of-its-kind livestreaming and monetization service for creators. Using Rumble Studio, creators can establish a variety of custom settings for their livestream, set up, go-live and control their livestream across multiple social platforms, while also benefiting from a variety of custom and programmatic monetization opportunities, including host-read ads and sponsorships. Rumble Studio is currently available via desktop and mobile web, as well as iOS and Android mobile applications.

Rumble Wallet is a non-custodial crypto wallet integrated directly into the Rumble platform. At launch, the wallet supports USAT, a U.S.-regulated, dollar-backed stablecoin, Tether (USDT), Tether Gold (XAUt), and Bitcoin (BTC), enabling audiences to tip creators natively in crypto. By embedding crypto payments into the video-sharing platform, Rumble Wallet eliminates the need for intermediaries like ad networks, banks, or payment processors. Creators can now receive direct, fast, and borderless payments from their audiences.

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

The continued scale and integration of the Rumble Video, Rumble Studio, Rumble Wallet, and RAC platforms will bring a truly differentiated offering to the market, which is the key to fulfilling the Company’s vision of providing the best monetization toolkit for creators on the internet.

How We Generate Revenue

Our portfolio of services enables a diversified set of revenue streams including:

●	Advertising:

o	Banner / Display Advertising: offered to advertisers via RAC across our network of publishers, including Rumble.com.

o	Video Pre-Roll / Mid-Roll Advertising: offered to advertisers via RAC across our network of publishers, including Rumble.com, and also through custom integrations into live broadcasts.

o	Creator Sponsorships: offered to advertisers via RAC programmatically and through direct sales.

●	Subscriptions, Pay-Per-View and Tipping:

o	Rumble Premium subscriptions from users seeking a “no ads” experience and/or premium Rumble content.

o	Locals.com revenue generated from users who subscribe to content creators on Locals.com.

o	Badge Subscriptions: revenue generated from badge subscriptions purchased by users on Rumble.com.

o	Pay-Per-View and Tipping: revenue generated from pay-per-view videos offered by creators and tips given by users to creators during livestreams.

We share revenue generated from advertising, subscriptions, pay-per-view and tipping with creators in a revenue-share model.

Sales & Marketing

A vast majority of the substantial user growth experienced by Rumble.com between 2020 and 2022 was organic, driven largely through user and creator advocacy. As a result, very minimal marketing spend was deployed during that time. Throughout 2023 and 2024, while the organic growth continued, the Company made several investments to bring in new content creators consistent with our goals during the de-SPAC, which in turn attracted new audiences to the platform. Going forward, we will look to build our brand across multiple audiences, driving user growth and video consumption through (ii) selective content creator partnerships and advocacy, (i) continued strategies to earn unpaid media coverage and recognition, and (iii) increased marketing spend, primarily through digital paid media channels, , as we test international expansion strategies, particularly as advertising revenues increase.

Our advertising platform, RAC, is designed as a self-serve platform where advertisers can sign up, build a campaign and bid on traffic leveraging various targeting tactics. As a result, paid marketing strategies will be employed as inventory is released into the network in an effort to attract new advertisers into the system. In parallel to this and other growth strategies, we will continue to invest into direct sales, account management and creator success teams to drive incremental business across display and video advertising, as well as sponsorships.

The Company made several direct investments into large creators from 2023 to 2025. These investments helped attract high-profile creators to the platform as we matured and grew our monetization channels. With the Company now focused more on growing the advertising business and driving revenue, creators are now better-positioned to earn money on Rumble, which we believe will bring more content and creators to the platform, thereby generating more engagement and ultimately driving more advertising revenue.

Competition

We operate in a challenging and rapidly evolving environment.  We compete with other online video distribution platforms, including YouTube, and confront conduct by YouTube and Google that we believe are highly anti-competitive (see Part I, Item 2, “Legal Proceedings” for further information).  We also face significant challenges in obtaining advertising revenue because advertisers have numerous options for allocating their advertising budgets. Rumble Video seeks to compete with other platforms by establishing and maintaining trust with our users, creating an enjoyable viewing experience that welcomes a variety of video content. We seek to operate a neutral video platform in order to meet the challenges presented by Big Tech.

Rumble Cloud

Origin, Vision, Products and Differentiation

Rumble Cloud was launched in early 2024, and is an Infrastructure as a Service (IaaS) offering designed to service a wide variety of businesses from startups to small and medium sized businesses (SMBs) to governments to enterprise clients.

Rumble Cloud was built based on the following key premises: (i) it was existential for us to invest in and build the infrastructure to support Rumble Video and insulate ourselves from arbitrarily enforced terms and conditions and unfavorable economics offered by the incumbent cloud providers, and (ii) given the significant amount of compute, storage and bandwidth requirements of Rumble Video, it was a natural extension of the business to offer excess infrastructure capacity to the cloud market. Moreover, we saw an opportunity to capitalize on a product-market fit by specifically addressing the chronic customer pain points in the cloud market, including censorship, trust with data, vendor lock-in strategies, as well as unfair and unpredictable pricing.

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

Through the proposed business combination with Northern Data, Rumble plans to augment its cloud business with an AI infrastructure offering consisting of GPU as a service (GPUaaS) and data center services. Specifically, the combination is expected to bring:

Immediate Scale in the Cloud & Data Center Business with:

●	One of the largest GPU fleets, with 22,400 NVIDIA GPUs, including 20,400 Nvidia H100s and 2,000 Nvidia H200s.

●	Access to a globally distributed network of data center locations and several strategically co-located sites.

●	Four owned data center locations anchored by Northern Data’s site in Maysville, Georgia which, upon completion, is anticipated to deliver up to 180MW of capacity.

Expanded International Footprint with:

Northern Data’s prominent presence in Europe, with locations extending across Germany, Sweden, Norway, Portugal, the Netherlands, and the United Kingdom, in addition to a growing footprint in the United States.

How We Generate Revenue

Rumble Cloud launched and currently operates on a subscription model. Relative to the unpredictable and volatile consumption-based pricing models that can cripple a business due to rampant hidden and unexpected costs, Rumble Cloud introduced the concept of a flexible Resource Tier pricing model, which is designed to provide a transparent and predictable pricing model to its customers and offers unlimited usage within a given pool of hardware resources for a fixed monthly price. With this model, customers will enjoy the freedom to grow and scale at a pace that works best for their needs, without surprises on their monthly bill.

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

Competition

We operate in a challenging environment, with a majority of the cloud services market owned by the major cloud hyperscalers, Google Cloud, Microsoft Azure and Amazon Web Services. These companies have significantly greater resources than us and significant existing customer bases that may be difficult for us to penetrate, especially given the potential for high switching costs in the cloud services market. Given the market trends of rising multi-cloud strategies and continued complexity and unpredictability in cloud pricing, Rumble Cloud arrives at an opportune time to enter the market and present a new way for businesses to save money and regain control of their IT budgets.

Human Capital

We believe that our employees are our most significant resource. As of December 31, 2025, we had 156 full-time employees, of whom 48 were based in Canada and 108 were based in the United States. None of our employees are covered by collective bargaining agreements. We believe we have good relationships with our employees. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive programs are to attract, retain, and motivate key employees and directors through the granting of share-based compensation awards.

Government Regulation

We are subject to domestic and foreign laws that affect companies conducting business on the internet generally, including laws relating to the liability of providers of online services for their operations and the activities of their users.

Because we host user-uploaded content, we may be subject to laws concerning such content. In the U.S., we rely, to a significant degree, on laws that limit the liability of online providers for user-uploaded content, including the Digital Millennium Copyright Act of 1998 and Section 230 (47 U.S.C. § 230). Countries outside the U.S. generally do not provide as robust protections for online providers and may instead regulate such entities to a higher degree. For example, in certain countries, online providers may be liable for hosting certain types of content or may be required to remove such content within a short period of time upon notice. As we expand internationally, we or our customers may also be subject to additional laws that regulate streaming services or online platforms.

Because we receive, store and use a substantial amount of information received from or generated by our users, we are also impacted by laws and regulations governing privacy and data security in the U.S. and worldwide. Examples of such regimes include Section 5 of the Federal Trade Commission Act (15 U.S.C. §§ 41 et. seq.) (the “FTCA”), the EU’s General Data Protection Regulation (the “EU GDPR”), and the California Consumer Privacy Act (California Civil Code § 1798.100) (the “CCPA”). These laws generally regulate the collection, storage, transfer and use of personal information.

Because our platform facilitates online payments, including subscription fees and tipping, we are subject to a variety of laws governing online transactions, payment card transactions and the automatic renewal of online agreements. In the U.S., these matters are regulated by, among other things, the federal Restore Online Shoppers Confidence Act and various state laws.

As a U.S.-based company with Canadian operations, we are subject to a variety of Canadian laws governing our foreign operations, as well as Canadian and U.S. laws that restrict trade and certain practices.

Intellectual Property

Our intellectual property includes trademarks, such as the trademark RUMBLE (registered in the United States, Canada, the European Union and the United Kingdom), RUMBLE CLOUD, RUMBLE PREMIUM, RUMBLE STUDIO, RUMBLE SUBSCRIPTION, and RAC (all registered in the United States), other pending international applications to register the trademark RUMBLE, and several pending U.S. trademark registration applications, including applications to federally register the trademarks RUMBLE ADVERTISING CENTER, RUMBLE SPORTS, RUMBLE POLITICS, RUMBLE NEWS, RUMBLE WALLET, RUMBLE REELS, RUMBLE SHORTS, FREEDOM-FIRST, FREEDOM-FIRST TECHNOLOGY PLATFORM, YOUR CLOUD YOUR WAY, the RUMBLE logos, LOCALS, and the LOCALS logos; the domain names rumble.com, rumble.cloud, studio.rumble.com, and locals.com; copyrights in our source code, website, apps and creative assets; a pending utility patent application for technology related to Rumble Studio; and trade secrets. In addition, our platforms are powered by a proprietary technology.

We rely on, and expect to continue to rely on, a combination of our terms of service, our access control mechanisms, our work-for-hire, assignment, and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as federal and state statutory and common law regarding trademark, trade dress, domain name, copyright, and trade secrets to protect our assets, brands, proprietary technology, and other intellectual property rights. We intend to continue to file additional applications to register or otherwise protect our intellectual property rights.

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

On November 10, 2025, we entered into a business combination agreement with Northern Data (the “ND Business Combination Agreement”). Please refer to “Significant Events and Transactions” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for more information.

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

Summary of Risk Factors

The following summarizes risks and uncertainties that could adversely affect our business, cash flows, financial condition and results of operations. You should read this summary together with the detailed description of each risk factor contained in this section. Such risks and uncertainties include, but are not limited to:

●	weakened global economic conditions may affect our business and operating results;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may not grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	we may fail to maintain adequate operational and financial resources;

●	we may be unsuccessful in attracting new users to our mobile and connected TV offerings;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets may adversely affect our business and operating results;

●	we may not be able to maintain relationships with existing publishers through the Rumble Advertising Center (“RAC”) and may fail to attract new publishers to our network;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	new technologies have been developed that are able to block certain online advertisements or impair our ability to deliver advertising, which could harm our operating results;

●	if our users do not continue to contribute content or their contributions are not perceived as valuable to other users, we may experience a decline in user growth, retention, and engagement on Rumble, Locals or RAC, which could result in the loss of advertisers and revenue;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	cybersecurity incidents or breaches may materially affect our business operations or financial condition. Notwithstanding our remedial or mitigation efforts, a cyber incident or breach may occur and result in the access to or acquisition of personal or confidential information, operational disruption, or financial loss;

●	spam activities, including inauthentic and fraudulent user activities, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators and may negatively impact our reputation;

●	our cloud services business may not achieve our intended results, which could adversely affect our business, financial condition and results of operations;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	our Bitcoin treasury strategy exposes us to various risks associated with holding Bitcoin;

●	our planned expansion into accepting certain stablecoins as a medium of exchange will expose us to additional financial, regulatory, operational, and market risks that could adversely affect our business, financial condition, and results of operations;

●	our increasing use of artificial intelligence technologies presents significant regulatory, legal, operational, cybersecurity, and reputational risks that could materially and adversely affect our business, financial condition, and results of operations;

●	prolonged or escalating trade disputes could materially and adversely affect our business, financial condition, and results of operations;

●	the operation of our non-custodial crypto wallet exposes us to significant regulatory, operational, security, and market risks that could adversely affect our business, financial condition, results of operations, and reputation;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face legal claims from users and subscribers;

●	existing and proposed laws and regulations concerning privacy, data protection, and security with respect to the use, processing, transfer, receipt, disclosure, storage, and protection of personal information utilized in our operations could affect our business practices and the profitability of internet-based marketing operations;

●	our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, cross-border data transfers, and emerging technologies such as artificial intelligence, and a failure to comply with these laws may subject us to legal and regulatory enforcement actions, or negatively impact our operations;

●	noncompliance with anti-corruption, anti-bribery, anti-money laundering, and similar laws can subject us to criminal or civil liability and harm our business, financial condition ,and results of operations;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230;

●	the incentives that we offer to certain content creators may lead to liability based on the actions of those creators;

●	user-generated content could affect the quality of our services and deter existing or potential users from using our platforms, and we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violates any law;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating online video sharing platforms, other online platforms and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business, financial performance, and operating results;

●	we may become subject to newly enacted laws and regulations that restrict or moderate content on the internet;

●	we are exposed to significant regulatory, operational, compliance, privacy, and legal risks related to age restriction or verification requirements and children’s online safety laws contemplated or enacted in various U.S. states and foreign jurisdictions;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our Chief Executive Officer (“CEO”) has control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock;

●	our CEO may be incentivized to focus on the short-term share price as a result of his interest in shares placed in escrow and subject to forfeiture pursuant to the terms of the CF Business Combination Agreement;

●	we have incurred and will incur significantly increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition, and results of operations;

●	substantial future sales of our Class A Common Stock by our current stockholders could cause the market price of our Class A Common Stock to decline; and

●	risks related to the proposed ND Business Combination.

Risks Relating to Our Business

Weakened global economic conditions may affect our business and operating results.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or our industry may negatively affect our business and operating results. The U.S. and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, reduced liquidity, reduced corporate profitability, weak economic growth, volatility in credit, equity and foreign exchange markets, bankruptcies, implemented or threatened tariffs, trade wars, inflation and overall uncertainty with respect to the economy. Weak economic conditions or the perception thereof, or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession risks, changes in governmental fiscal, monetary and tax policies, among others, could adversely impact our business and operating results.

High inflation rates in the U.S. and globally may result in reduced consumer confidence and discretionary spending, decreased demand by advertisers for our products and services, increases in our labor and other operating costs, constrained credit and liquidity, reduced government spending, and volatility in financial markets. While the Federal Open Market Committee of the Federal Reserve has implemented rate cuts in late 2025, further cuts in 2026 are expected to be limited in light of inflationary risks. Higher than typical interest rates impact the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Higher than typical interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to increase our revenues at or above the rate at which our costs increase, which could negatively impact our operating margins and could have a material adverse effect on our business and operating results. In such an environment, in which we also face significant competition from larger and well-capitalized competitors, we may experience rising costs to secure the services of top content creators. We also may experience lower-than-expected advertising sales, reduced demand for our cloud services offerings, and potential adverse impacts on our competitive position if there is a decrease in consumer spending.

Our limited operating history makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our businesses and prospects or forecast our future results. We are subject to the same risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and grow traffic, content uploads, and engagement;

●	changes made to other online video sharing platforms, short form video platforms, or video streaming services, or changes in the patterns of use of those channels by users;

●	our ability to attract and retain advertisers and content creators in a particular period;

●	the number of ads shown to our traffic;

●	the pricing of our advertising products;

●	the diversification and growth of revenue sources beyond current advertising products;

●	the development and introduction of new content, products, or services by us or our competitors;

●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

●	our reliance on key vendor relationships, including our relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”), to provide content moderation, cybersecurity support, and software development services, and our dependence on a small number of customer relationships;

●	legislation or judicial activities in Canada, the European Union (the “EU”), or other jurisdictions that may force us to change our content moderation policies and practices, deactivate certain user accounts, or make our platforms unavailable in those jurisdictions;

●	the relative interest shown by the public with respect to news and politics, including fluctuations in such interest before, during, or after the traditional U.S. election cycle;

●	the relative popularity with users of the sports leagues, media and political commentators, online influencers, and other personalities with which or with whom we have exclusive contractual arrangements or are otherwise prominently featured on our platform;

●	our ability to maintain gross margins and operating margins; and

●	system failures or breaches of security or privacy.

We may not continue to grow or maintain our active user base, may not be able to achieve or maintain profitability, and may not be able to scale our systems, technology, or infrastructure effectively or grow our business at the same or similar rate as other comparable companies.

The growth of our user base, as measured by our current key performance metrics, including MAUs, may not be sustainable and should not be considered indicative of future levels of active viewers and future performance. In addition, we may not realize sufficient revenue to achieve or, if achieved, maintain profitability. For the fiscal years ended December 31, 2025 and December 31, 2024, we incurred a significant net loss and did not achieve profitability. As we grow our business, our revenue growth rates may slow or reverse in future periods due to several reasons, which may include slowing demand for our services, increasing competition, a decrease in the growth of our overall market, an inability to scale our systems, technology or infrastructure effectively, and the failure to capitalize on growth opportunities or the maturation of our business. We may incur losses in the future for several reasons, including insufficient growth in the level of engagement, a failure to retain our existing level of engagement, increasing competition, the failure to continue to attract content creators with large followings, the payment of fixed payment obligations to content creators who join our platform that turn out to be unprofitable over the term of the applicable contract as a result of actual performance that does not meet our original modeled financial projections for that creator, the unavailability of certain popular content creators for extended periods of time due to personal or other reasons, as well as other risks described in these “Risk Factors,” and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased or sufficient revenue or growth, including relative to other comparable companies, as a result of which we may not be able to achieve or maintain profitability.

If we fail to maintain adequate operational and financial resources, particularly if our business returns to a period of rapid growth or experiences any significant change, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

Although our growth rate has moderated over the last several years, our business and operations remain complex, and renewed or uneven growth in any future period, changes in our mix of products and services, or shifts in customer demand could again place significant demands on our management and our operational and financial resources. Our organizational structure has become more complex as we have scaled our operational, financial, and management controls, as well as our reporting systems and procedures, and this complexity will remain in periods when our growth rate slows.

If our growth reaccelerates, occurs in any new area (such as new products, services, or geographies), or is concentrated in particular parts of our business, we may face challenges integrating, developing, training, and motivating personnel across multiple jurisdictions and navigating a complex multinational regulatory landscape. Conversely, if our growth remains modest or slows further, we may be required to adjust our cost structure and resource allocation, which could be disruptive to our operations and affect our ability to maintain service levels and pursue strategic initiatives.

To manage changes in our operations and personnel, whether driven by renewed growth, shifts in our business, or efforts to improve efficiency, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will need to incur significant capital expenditures and allocate valuable management resources to adapt these areas to evolving business conditions, and our past expansion has placed, and our future expansion or restructuring may continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.

We anticipate that significant additional investments may be required to scale or reconfigure our operations and increase productivity, to address the needs of our customers, to further develop and enhance our products and services, including our cloud services business, to expand into new geographic areas, and to support our business even if our overall growth remains modest. If additional investments are required due to significant growth or other changes in our business, our cost base would increase, which may make it more difficult for us to offset any future revenue shortfalls or periods of slower growth by reducing expenses in the short term.

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

Our future success depends in part on the continued growth in the use of our mobile apps and platforms by our users. The use of mobile technology may not continue to grow at historical rates, users may not continue to use mobile technology to access digital media and adjacent businesses, and monetization rates for content on mobile devices and connected TV apps may be lower than monetization rates on traditional desktop platforms. Further, mobile devices may not be accepted as a viable long-term platform for several reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile platforms may not continue to grow if we do not continue to innovate and introduce enhanced products on such platforms, or if our users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or such traffic may decline if our mobile applications are no longer compatible with operating systems such as iOS, Android, Windows, or the devices they support. If the use of our mobile platforms does not continue to grow, our business and operating results could be adversely affected.

Our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers, and standards, including mobile operating systems, networks, and standards that we do not control.

We make our content available across a variety of operating systems and through websites. We are dependent on the compatibility of our content with popular devices, streaming tools, desktop and mobile operating systems, connected TV systems, web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome, and Firefox, and mobile application stores, such as Apple’s App Store, and the Google Play Store. Any changes in such systems, devices or web browsers that degrade the functionality of our content or give preferential treatment to competitive content could adversely affect usage of our content.

A significant portion of our traffic accesses our content and services through mobile devices and, as a result, our ability to grow traffic, engagement and advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. A key element of our strategy is focusing on mobile apps and connected TV apps, and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile and connected TV products, services and apps. We are dependent on the interoperability of our content and our apps with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. We also depend on the availability of the Rumble app on mobile app stores, such as Apple’s App Store and the Google Play Store, and if our access to such stores is limited or terminated, regardless of the legitimacy of the stated reasons, our ability to reach users through our mobile app will be negatively impacted. We may not be successful in maintaining or developing relationships with key participants in the mobile and connected TV industries or in developing content that operates effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset and connected TV manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute and monetize our content, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and apps on mobile devices and connected TVs, limit the effectiveness of advertisements, give preferential treatment to competitive, or their own, content or apps, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or apps could adversely affect the consumption and monetization of our content on mobile devices. Additionally, our operating expenses would increase if the number of platforms for which we develop our product expands. In the event that it becomes more difficult to access our content or use our apps and services, particularly on mobile devices and connected TVs, or if our users choose not to access our content or use our apps on their mobile devices and connected TVs or choose to use mobile products or connected TVs that do not offer access to our content or our apps, or if the preferences of our traffic require us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, ad targeting, and monetization could be harmed and our business and operating results could be adversely affected.

Our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers.

Our products and services depend on the ability of users to access our content and services on the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our products or offerings, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise adversely affect our business. We could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. For example, paid prioritization could enable internet service providers, or ISPs, to impose higher fees and otherwise adversely impact our business. Internationally, government regulations concerning the internet, and in particular, network neutrality, may be developing or may not exist at all. Within such an environment, without network neutrality regulations, we could experience discriminatory or anti-competitive practices that could impede both our and our customers’ domestic and international growth, increase our costs, or adversely affect our business.

We rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain performance metrics, such as our MAUs, based on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges may continue to occur, and potentially to increase as our engagement grows. There are also inherent challenges in measuring usage across our large user base. For example, as further described in the “Key Business Metrics” section herein, there is a potential for minor overlap in our usage data due to users who access Rumble’s content through the web, our mobile apps, and connected TVs in a given measurement period.

Third parties on which we rely for certain of our key metrics may make changes or improvements to their tools and methodologies. For example, starting July 1, 2023, Universal Analytics (“UA”), Google’s analytics platform on which we historically relied for calculating MAUs using company-set parameters, was phased out by Google and ceased processing data. At that time, Google Analytics 4 (“GA4”) succeeded UA as Google’s next-generation analytics platform, which we used to determine MAUs since the third quarter of 2023 and which we expect to continue to use to determine MAUs in future periods. Although Google has disclosed certain information regarding the transition to GA4, Google does not currently make available sufficient information relating to its new GA4 algorithm for us to determine the full effect of the switch from UA to GA4 on our reported MAUs. Because Google has publicly stated that metrics in UA may be more or less similar to metrics in GA4, and that it is not unusual for there to be apparent discrepancies between the two systems, we are unable to determine whether the transition from UA to GA4 has had a positive or negative effect, or the magnitude of such effect, if any, on our reported MAUs. It is therefore possible that MAUs that we reported based on the UA methodology for periods prior to July 1, 2023, cannot be meaningfully compared to MAUs based on the GA4 methodology in subsequent periods.

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

Competition for traffic and engagement with our content, products, and services is intense. We compete against companies that have greater financial resources and larger user bases. As a result, our competitors may acquire and engage traffic and users at the expense of the growth or engagement of our traffic and users, which would negatively affect our business. We believe that our ability to compete effectively for traffic and users depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, and reliability of our content compared to that of our competitors;

●	the timing and market acceptance of our content;

●	the continued expansion and adoption of our content;

●	our ability, and the ability of our competitors, to develop new content and enhancements to existing content;

●	our ability, and the ability of our competitors, to attract, develop, and retain influencers and creative talent;

●	the frequency, relative prominence and appeal of the advertising displayed by us or our competitors;

●	public perceptions about the predominance of certain political viewpoints on our platform, regardless of whether those perceptions are accurate;

●	changes mandated by, or that we elect to address, legislation, regulatory constraints, or litigation, including settlements and consent decrees, some of which may have a disproportionate impact on us;

●	our ability to attract, retain, and motivate talented employees;

●	the costs of developing and procuring new content, relative to those of our competitors;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and brand strength relative to our competitors.

We also face significant competition for advertiser spend. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of the larger companies have substantially broader content, product, or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. We will need to continue to innovate and improve the monetization capabilities of our websites and our mobile products in order to remain competitive. We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

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

Our cloud services business competes primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as a component of the suite of services and products that they offer, as well as smaller, niche cloud service providers. Many of our competitors and potential competitors, particularly the larger competitors, have substantial competitive advantages compared to us, including greater name recognition and longer operating histories; greater resources, including larger sales and marketing and customer support budgets; the ability to bundle products together; larger and more mature intellectual property portfolios; greater resources to make acquisitions; and greater resources for technical assistance and customer support. Competitors to our cloud services business may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or a potential competitor could introduce new technology that reduces demand for our products and platform capabilities. In addition, some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than we are able to achieve.

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

For the years ended December 31, 2025 and 2024, advertising revenue represents 50% and 66% of total revenue, respectively. In addition, a substantial portion of our revenue is derived from one advertiser, accounting for approximately 5% and 16% of our revenue for the years ended December 31, 2025 and 2024, respectively. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase advertising services through one of several large advertising agency holding companies. Our revenue could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the holding companies that control them. Advertising agencies and potential new advertisers may view our advertising products and services as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers may cease doing business with us, or they may reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile, and traditional advertising platforms. Advertisers may refuse to advertise on our platform due to a perceived risk to their brand safety standards, especially given the concentration of news and political content on our platform. Although we have seen recent increases in the uptake of new brand advertisers, the pace of adoption has been slower than we anticipated, and this slower pace may persist or worsen in the future. We believe that our access to certain advertisers has been, and may continue to be, inhibited by the apparent political bias of these companies, some of which we believe may exercise near-monopolistic control over the advertising industry. In response, we filed an antitrust lawsuit alleging a conspiracy to withhold advertising revenue from Rumble and other digital media platforms. Our actions to counter these efforts, whether through litigation or publicity campaigns, may not be successful. Any of the foregoing developments may adversely affect our business and operating results.

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

Although we are building our own technical infrastructure, we depend on third-party vendors, including internet service providers and data centers to, among other things, provide customer support, develop software, host videos uploaded by users, transcode videos (compressing a video file and converting it into a standard format optimized for streaming), stream videos to viewers, support our cloud services offerings, and process payments. These vendors provide certain critical services to our technical infrastructure that are time-consuming and costly for us to develop independently. Outages in those services would materially affect our video services and our ability to provide cloud services. Outages may expose us to having to offer credits to subscribers, loss of subscribers, and reputational damage. We are unlikely to be able to fully offset these losses with any credits we might receive from our vendors.

Technologies that enable blocking of certain online advertisements or otherwise impair our ability to deliver advertising could harm our operating results.

Newly developed technologies could block or obscure the display or targeting of our content. For example, in June 2020, Apple announced plans to require applications using its mobile operating systems to obtain an end user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions that could adversely affect our ability to deliver advertising, which could harm our operating results. Additionally, some providers of consumer mobile devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective and have a significant impact on our ability to monetize our user base.

Our ability to generate revenue depends on the development and availability of tools to accurately measure the effectiveness of advertisements on our platform.

Most advertisers rely on tools that measure the effectiveness of their ad campaigns or verify the viewability of their ads on a platform in order to allocate their advertising spend among various formats and platforms. If we are unable to measure the effectiveness of advertising on our platform or we are unable to convince advertisers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising products and maintain or scale our advertising revenue may be limited. Our tools may be less developed than those of other platforms with which we compete for advertising spend, in particular relative to those platforms that collect more personal information than we do. Therefore, our ability to develop and offer tools that accurately measure the effectiveness of a campaign or verify ad viewability on our platform will be critical to our ability to attract new advertisers and retain and increase spend from our existing advertisers.

Developing and improving these tools may require significant time and resources and additional investment, and in some cases, we rely on third parties to provide data and the technology needed to provide certain measurement or verification data to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely and cost-effective fashion, or if such tools are unreliable, difficult to use, or otherwise unsatisfactory to our advertisers, or if the measurement or verification results are inconsistent with our advertisers’ goals, our advertising revenue could be negatively impacted, which in turn could adversely affect our business and operating results.

Our cloud services business depends on a small number of key third-party service providers and a small number of customer relationships, the disruption of which could harm our operating results.

As we continue to expand our cloud services offerings, we have entered into agreements with certain third-party service providers. The success of our future business activities in the cloud services space may depend upon such existing third-party providers, some of which may compete with us in other lines of business. If our existing third-party service agreements with them are terminated for any reason, or if the commercial terms of such agreements are changed or do not continue to be renewed on favorable terms, we would need to enter into new third-party service agreements, which could negatively impact our revenues, ability to attract future cloud services customers, public reputation, and profitability.

In addition, our initial cloud service offerings revolve around a small number of customer relationships. If we fail to deliver our products and services to the desired specifications of these initial customers, or if these initial customers terminate their cloud services agreements for any reason, future customers may question our ability to offer adequate cloud services, which would negatively impact our revenues, public reputation, and profitability.

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

We rely on our existing content creators and on the recruitment of new content creators. The loss of a material portion of our existing content creators could result in material harm to our business and results of operations. In the recent past, our ability to recruit and maintain content creators may have been in part due to trends in American politics, where certain commentators have sought a neutral internet platform. A change in such trends, including possible changes to competing platforms’ moderation policies that make those platforms more hospitable to a diverse range of viewpoints, could result in the loss of existing content creators or a failure to recruit new content creators, which may materially harm our business and results of operations. Additionally, as we expand into international markets, we may fail to recruit new content creators in those markets, limiting our appeal to international audiences.

We have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations, and liquidity.

Our user base and user engagement growth are directly driven by the content available on our platform. We have acquired and expect to continue to acquire content by providing economic incentives, including minimum guaranteed earnings, to a limited number of content creators, including sports leagues. These incentives have included and may continue to include equity grants and cash payments. This content acquisition strategy is intended to allow us to enter key content verticals and secure top content creators in those verticals before we have full monetization capabilities in place. Our present focus is to grow users and usage consumption and experiment with monetization levers, which may not maximize profitability in the immediate term, but which we believe position our business for the long term. As of December 31, 2025, we had entered into programming and content agreements with a minimum contractual cash commitment of $45 million. In addition to the minimum contractual cash commitments, we have programming and content agreements that have variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. To the extent our revenue and/or user growth assumptions associated with any particular creator do not meet our expectations, our financial performance, results of operations and liquidity may be negatively impacted, since a failure to achieve these expectations is not expected to reduce our fixed payment obligations to any such creator.

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

In order to expand our business, we have made acquisitions and may continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Our past acquisitions and any mergers and acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:

●	difficulties in integrating and managing the operations, personnel, systems, technologies, and products of the companies we acquire;

●	diversion of our management’s attention from normal daily operations of our business;

●	our inability to maintain the key business relationships and the reputations of the acquired businesses;

●	uncertainty of entry into markets in which we have limited or no prior experience;

●	costs related to acquired operations and continuing support and development of acquired products;

●	businesses that we acquire may have greater-than-expected liabilities for which we become responsible;

●	potential impairment of goodwill and intangible assets related to the acquired businesses;

●	adverse tax consequences associated with acquisitions;

●	changes accounting for our acquisitions under U.S. generally accepted accounting principles (“U.S. GAAP”), including arrangements that we assume from an acquisition;

●	potential negative perceptions of our acquisitions by customers, financial markets, or investors;

●	failure to obtain required approvals from governmental authorities under antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected goals of an acquisition;

●	potential loss of key employees of the companies we acquire;

●	potential security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings;

●	difficulties in applying security standards for acquired technology consistently with our other services;

●	ineffective or inadequate controls, procedures, and policies at the acquired company;

●	inadequate protection of acquired intellectual property rights; and

●	potential failure to achieve the expected benefits on a timely basis or at all.

Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us to obtain financing. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders would experience ownership dilution. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition, or cash flows, particularly in the case of a larger acquisition or substantially concurrent acquisitions.

We are subject to cybersecurity risks and interruptions or failures in our information technology systems. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption, and/or financial loss.

We rely on sophisticated information technology systems and infrastructure to support our business. At the same time, cyber incidents, including deliberate attacks, are prevalent and have increased globally in recent years. It is possible that new, escalated or ongoing military conflicts, including the ongoing Russia-Ukraine war, could result in increased cyber-attacks or cybersecurity incidents by state actors or others. Our technologies, systems, and networks and those of our vendors, suppliers, and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance or vulnerabilities in widely used open source software, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. Like most major online platforms, Rumble is routinely targeted by cyberattacks that can result in interruptions to our services. We have observed an increase in such attacks as our reach expands and we expect these attacks to continue in the future. As the sophistication of cyber incidents continues to evolve, we are and will likely continue to be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks, or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenues and profitability and lead to claims related to the disruption of our services from users of the Rumble platform, advertisers, and customers of our cloud services.

Spam activities, including inauthentic and fraudulent user activities, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators and may negatively impact our reputation.

Like other major online platforms, spam activities, including inauthentic and fraudulent user activities, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators, including reporting of MAUs by Google Analytics, our third-party analytics provider. We also use paid advertising in order to attract users to our platform; however, we cannot be certain that all or substantially all activities that result from such advertising are genuine. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We continually seek to improve our ability to estimate the total number of spam-generated users and eliminate them from the calculation of our MAUs; however, we will not succeed in identifying and removing all spam.

Our cloud services business may not achieve our intended results, which could adversely affect our business, financial condition, and results of operations.

Our continued expansion into the cloud services market may not be successful and may expose us to a range of operational, technical, and competitive risks that could materially affect our performance. In addition to the other risks described in the “Risk Factors” section herein, risks specific to our cloud services business include:

●	challenges in establishing and maintaining a pricing model that balances profitability with customer acquisition and retention;

●	difficulties in attracting, training, and retaining qualified software engineers, cloud infrastructure specialists, and sales and customer support personnel;

●	risks associated with maintaining and enhancing platform stability, scalability, and performance, particularly during periods of high usage;

●	potential service outages or disruptions that could harm customer trust, damage our reputation, and result in financial losses;

●	misestimating data center capacity requirements or related capital expenditures for servers, storage, and networking infrastructure;

●	inability to obtain or maintain necessary security certifications or industry-standard compliance for our platform and services;

●	exposure to liability and reputational damage in the event of a data breach or any other cybersecurity incident involving customer or personal information;

●	risks that customers may use our platform to host illegal or infringing content, which could lead to regulatory actions, monetary penalties, or enforced service suspensions;

●	challenges in maintaining compatibility with third-party applications and integrations critical to our customers’ operations; and

●	inability to keep pace with rapid technological changes and evolving customer demands through timely innovation.

If we fail to manage these risks effectively or mitigate their consequences, our reputation, customer relationships, and competitive position could suffer, resulting in a material adverse impact on our business, financial condition, and results of operations.

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

Our Bitcoin treasury strategy exposes us to various risks associated with holding Bitcoin.

We have invested and may continue to invest a portion of our corporate treasury in Bitcoin as a reserve asset, exposing us to significant financial, operational, and regulatory risks due to its characteristics that are specific to cryptocurrencies. The value of Bitcoin is highly volatile and subject to rapid, material, and unpredictable fluctuations driven by market speculation, macroeconomic conditions, investor sentiment, and global events. For example, historical price swings have seen Bitcoin decline by more than 50% in a matter of months, and there can be no assurance that similar or greater declines will not occur in the future. Such volatility could result in material reductions in the value of our Bitcoin holdings, adversely impacting our financial condition, liquidity, and reported earnings, particularly if we are required to recognize impairment losses under applicable accounting standards.

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

Market perception of our Bitcoin strategy poses further risks. Investors, analysts, or customers may view our investment as speculative or misaligned with our core business, potentially leading to stock price volatility or loss of confidence in our management’s financial strategy. Conversely, if Bitcoin’s value declines significantly, we may face pressure to divest at a loss, incurring transaction costs and tax implications. The accounting treatment of Bitcoin at fair value under U.S. GAAP requires us recognize changes in fair value in earnings each reporting period, which could lead to earnings volatility and negatively affect our financial statements, even if we do not intend to sell.

Broader market or technological developments, such as shifts in blockchain adoption, competition from other cryptocurrencies, or disruptions to the Bitcoin network, such as forks, mining centralization, or energy regulation, could also diminish the value or utility of our holdings. Moreover, macroeconomic factors, such as rising interest rates, inflation, or shifts in monetary policy, may reduce institutional interest in Bitcoin, further depressing its value. These risks are heightened by ongoing debates over cryptocurrency regulations in the U.S. and globally, which remain unresolved and could materially impact our investment in Bitcoin.

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

Although stablecoins are designed to maintain a stable value while being pegged to a reference asset or fiat currency, such as the U.S. dollar, their stability and reliability are not guaranteed and depend on factors beyond our control, including the financial health and risk management of the issuing entity, the adequacy, liquidity, and segregation of reserve assets, and the effectiveness of the underlying stabilization mechanisms. If a stablecoin that we accept experiences a significant devaluation or “de-pegging” event, or if its reserves prove to be insufficient or inaccessible, we may incur losses on payments already received, face disruptions in transaction processing, or lose customer confidence, any of which could negatively impact our financial condition and reputation. Stablecoins are not protected by deposit insurance, and in periods of market stress, there is a risk that reserves may not be sufficient or available for timely redemption, or that the price of a stablecoin may deviate materially from its intended peg. Further, fiat-based stablecoins may be subject to greater oversight and regulation, potentially in multiple jurisdictions, and may be further dependent on actions taken by the banking industry and regulators to support such stablecoins. Other geopolitical factors also may influence government or regulatory support of such stablecoins, all of which could affect the value of such stablecoins or lead to a de-pegging event.

On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was passed and signed into law of the United States, which directs for a federal regulatory framework for the issuance of “payment stablecoins” that are designed to be used as a means of payment and settlement. While the GENIUS Act has been signed into law, it will not become effective until the earlier of January 18, 2027 or 120 days after the primary federal payment stablecoin regulators issue any final regulations implementing the GENIUS Act. The impact of these legal and regulatory changes associated with the GEINUS Act will depend in part on how such act is implemented through rulemaking by U.S. regulators. Therefore, while a consistent federal framework could increase institutional and consumer confidence in stablecoins over time, the scope, timing, and substance of implementing the associated regulations and supervisory practices remain uncertain.

Accepting stablecoins also introduces operational and cybersecurity risks. The blockchain networks and digital wallets we use to process and store stablecoin transactions may be vulnerable to hacking, phishing attacks, smart-contract or software bugs, key-management failures, and network congestion or outages, and a security breach or technical failure could result in the loss or theft of stablecoin funds, for which we may have limited recourse due to the decentralized and generally irreversible nature of blockchain transactions. Our reliance on third-party service providers, such as exchanges, payment processors, custodians, and wallet providers, to facilitate stablecoin transactions and convert stablecoins to fiat currency introduces additional counterparty and operational risk; if any such provider or any stablecoin issuer experiences insolvency, regulatory restrictions, operational disruptions, or fraudulent activity, our ability to process payments, safeguard customer balances, or access liquidity could be impaired, potentially leading to financial losses or liquidity constraints.

We are also exposed to risks relating to market and customer acceptance of stablecoins. If customers, vendors, or regulators lose confidence in a particular stablecoin or the stablecoin market more broadly because of volatility, negative publicity, enforcement actions, or failures of major issuers, demand for our stablecoin payment options could decline, and we could be required to incur additional costs to modify our payment infrastructure, transition to alternative digital asset arrangements, or revert to traditional payment methods.

The operation of our non-custodial crypto wallet exposes us to significant regulatory, operational, security, and market risks that could adversely affect our business, financial condition, results of operations, and reputation.

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

The cryptocurrency industry is subject to extensive and evolving regulatory scrutiny in the United States and internationally, including from federal agencies and state financial regulators. Our crypto wallet and associated features, even though non-custodial in nature (meaning we do not hold or control users’ private keys or assets), may be deemed to involve money transmission, securities activities, or other regulated financial services, particularly in connection with tipping functionality and integrations with third-party exchanges for fiat-to-crypto conversions. Changes in laws, regulations, or interpretations, such as classifications of certain cryptocurrencies as securities, enhanced know-your-customer or anti-money laundering requirements, or restrictions on non-custodial wallets, could require us to obtain licenses, modify our offerings, or cease operations in certain jurisdictions. Noncompliance, whether actual or alleged, could result in investigations, enforcement actions, fines, penalties, or litigation, which may be costly and time-consuming to defend. For example, if regulators view our tipping feature as facilitating unregistered securities transactions or unlicensed money services, we could face significant liabilities.

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

Our increasing use of artificial intelligence technologies presents significant regulatory, legal, operational, cybersecurity, and reputational risks that could materially and adversely affect our business, financial condition, and results of operations.

Our business increasingly relies on artificial intelligence (“AI”) technologies, including generative AI and emerging agentic systems, to support operational efficiency, product development, data analysis, and innovation. While these technologies present important opportunities, their development, integration, and use involve substantial risks that could adversely affect our business, financial condition, results of operations, reputation, and the market price of our securities.

The regulatory environment surrounding AI is evolving rapidly and inconsistently across jurisdictions, creating compliance challenges, increased costs, and uncertainty. In the United States, regulators, including the SEC, have intensified scrutiny of AI-related disclosures and the risk of “AI-washing,” while emerging state and federal rules increasingly address automated decision-making, transparency, bias, and consumer protection. Internationally, comprehensive regimes, such as the EU AI Act, apply extraterritorially and may require us to classify and manage AI systems based on risk, conduct assessments or audits, implement additional safeguards, or limit certain uses. We may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving. Failure to anticipate or comply with applicable requirements could result in fines, enforcement actions, operational restrictions, or reputational harm. Divergent and changing rules may require us to tailor AI deployments by jurisdiction, and we may also have to expend resources to adapt to new legal frameworks and adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

Our use of AI also exposes us to legal, intellectual property, and liability risks. AI-generated outputs, including content, code, analytics, or decision recommendations, may be inaccurate, fabricated, biased, or derived from third-party materials without appropriate rights, potentially leading to claims of copyright or patent infringement, defamation, privacy violations, or discrimination under applicable laws. We could face litigation, regulatory investigations, indemnity claims from customers, or direct liability if AI-driven outputs cause harm, contribute to flawed business decisions, or produce discriminatory or misleading results, and evolving interpretations of intermediary liability, fair use, and product liability add further uncertainty.

Our reliance on third-party AI providers and infrastructure creates vendor and concentration risk. Disruptions at key vendors, such as outages, performance issues, abrupt policy or pricing changes, feature deprecations, or terminations, could impair critical functions, delay product development, degrade user experiences, or increase our costs. We have limited visibility into vendors’ models, training data, update practices, and internal controls, and may inherit issues such as inaccuracies, bias, data retention concerns, or intellectual property infringement, notwithstanding contractual protections that may be insufficient or difficult to enforce. New or evolving regulations addressing AI supply chains and third-party risk may impose additional obligations on us as a user of these services.

Our reliance on third-party AI providers and infrastructure creates vendor and concentration risk. Disruptions at key vendors, such as outages, performance issues, abrupt policy or pricing changes, feature deprecations, or terminations, could impair critical functions, delay product development, degrade user experiences, or increase our costs. We have limited visibility into vendors’ models, training data, update practices, and internal controls, and may inherit issues such as inaccuracies, bias, data retention concerns, or intellectual property infringement, notwithstanding contractual protections that may be insufficient or difficult to enforce. New or evolving regulations addressing AI supply chains and third-party risk may impose additional obligations on us as a user of these services.

Operational, cybersecurity, and data privacy risks are amplified by AI adoption. AI systems can exhibit errors, hallucinations, model drift, degraded performance, adversarial vulnerabilities, or unexpected behaviors that, without adequate human oversight and safeguards, could disrupt operations, diminish product quality, impact financial reporting, adversely affect individuals, or undermine trust in our offerings. AI systems often process large volumes of data and expand the attack surface, while techniques such as AI-enabled malware, deepfakes, model inversion extraction, or prompt-injection attacks may increase the sophistication of threats. Breaches, unauthorized access to or acquisition of, or misuse of data, including personal information, used in or produced by AI systems could lead to financial losses, regulatory penalties, and litigation, and AI systems may inadvertently expose proprietary or personal information.

Reputational and ethical risks are significant, as AI raises concerns about bias, misinformation, job displacement, and environmental or other societal impacts. Public scrutiny, negative media coverage, stakeholder backlash, or association with controversial AI practices could damage our brand, customer relationships, ability to attract and retain talent, or investor confidence, particularly as expectations for robust AI governance, transparency, and board oversight continue to increase. Mitigating these risks requires ongoing investment in governance frameworks, policies, training, audits, ethical guidelines, insurance, and technical safeguards, which may increase expenses and affect profitability.

The pace of AI evolution and uncertainty in applicable laws and stakeholder expectations make it difficult to predict or fully mitigate all risks, and any of these factors could have a material adverse effect on our business. In addition, AI may not develop in accordance with market acceptance of features, products, or services. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape of AI, as well as our product ideas and designs, continue to evolve. As a result of these or other factors, our AI strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

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

The unpredictable nature, duration, and severity of trade disputes make it difficult for us to fully mitigate their impact. Prolonged or escalating trade disputes could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to the Legal and Regulatory Environment in Which We Operate

We collect, store, and process large amounts of video content and personal information of our users and subscribers. If our information security safeguards and measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face legal claims from users and subscribers.

We collect, store, and process large amounts of video content (including videos that are not intended for public consumption) and personal information of our users, cloud customers, and subscribers. We also share such personal information, where appropriate, with third parties that help us operate our business. We aim to secure our systems but despite our efforts, we may fail to properly secure our systems and our user and subscriber data. This could be caused by technical issues (bugs), viruses, obsolete technology, human error, internal or external malfeasance, or undiscovered vulnerabilities, and could lead to unauthorized disclosure, acquisition, or loss of personal or confidential information. We routinely receive reports from security researchers regarding potential vulnerabilities in our applications. We also rely on open-source software for various functions, which may contain undiscovered security flaws and create additional technical vulnerabilities. Despite our ongoing and additional investments in our cybersecurity posture, such improvements and review may not identify abuses of our platforms and misuse of user and subscriber data. The existence of such vulnerabilities, if undetected or detected but not remediated, could result in unauthorized access to or acquisition of user and subscriber data on our systems.

A cybersecurity incident or breach could expose us to regulatory actions and litigation. Depending on the circumstances, we may be required to disclose a suspected cybersecurity incident or breach to regulatory authorities or law enforcement, affected individuals, and the public. This could lead to regulatory actions, including the possibility of fines, class actions or other litigation by affected individuals, reputational harm, costly investigation and remedial efforts, the triggering of indemnification obligations under data-protection agreements with subscribers, vendors or third-party service providers, and business partners, higher premiums for cybersecurity insurance and other insurance policies, and the inability to obtain cybersecurity insurance or other forms of insurance. We do not presently maintain cybersecurity insurance to cover losses that may result from any breach of security, and given industry trends generally, we expect that any such cybersecurity insurance coverage will be difficult to obtain in the future on acceptable terms. As a result, our results of operations or financial condition may be materially and adversely affected if we experience a cybersecurity-related loss.

We may fail to comply with applicable privacy laws.

We are subject to data privacy, data protection, and security laws and regulations that apply to the collection, transmission, storage, use, processing, destruction, retention, and security of personal information. Our current privacy and data protection policies and practices, which are publicly available at rumble.com/s/privacy, are designed to comply with privacy and data protection laws in the United States, the European Union, the United Kingdom, Brazil, and Canada. These policies and practices inform users how we handle personal information and, as permitted by law, allow users to correct or delete the personal information in their user accounts. The legislative and regulatory landscape regarding privacy and data protection continues to evolve rapidly in jurisdictions worldwide, and these laws may at times be in conflict or subject to changing legal or regulatory interpretation. Regulations or laws may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. We may need to devote significant resources to understanding and complying with this evolving data privacy, data protection and data security legal and regulatory landscape. Failure to comply with federal, state, provincial and international laws regarding privacy, data protection, and security of personal information could expose us to penalties under such laws, or orders regarding our practices, claims for damages or other liabilities, regulatory investigations and enforcement actions (including fines, litigation, or significant remediation costs), and damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business operations, financial condition, and prospects. Even if we have not violated these laws, government investigations and private lawsuits into these issues typically require the expenditure of significant internal and external resources and generate negative publicity, which could have a material adverse effect on our business operations, financial condition, and prospects. Additionally, if we are unable to properly protect the privacy, data protection, and security of personal information, we could be found to have breached our contracts with certain third parties.

Due to the numerous U.S. federal, state, and Canadian federal and provincial laws and regulations related to the privacy, data protection, and security of personal information, determining whether personal information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing legal and regulatory interpretation. The U.S. Federal Trade Commission (the “FTC”) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. If we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Failing to take appropriate steps to keep consumers’ personal information secure may also constitute unfair acts or practices in or affecting commerce and be construed as a violation of Section 5(a) of the FTCA. In addition, U.S. state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of applicable state law. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In the United States, the patchwork of state comprehensive consumer privacy laws continues to expand, with new laws taking effect in Indiana, Kentucky, and Rhode Island on January 1, 2026, bringing the total to approximately 20 states with such frameworks. Recent developments include California’s finalized regulations (effective in phases starting January 1, 2026) on automated decision-making technology, risk assessments, and cybersecurity audits under the CCPA, as well as heightened focus on sensitive data (such as precise geolocation, health information, biometrics, and neural data) in various states, such as Maryland (effective 2025), Oregon, Colorado, Connecticut (with amendments lowering thresholds and expanding protections effective mid-2026), and Utah (with amendments to allow the right of correction, effective mid-2026). Enforcement by U.S. state attorneys general and the FTC has intensified in 2025, targeting issues such as dark patterns, universal opt-out mechanisms, data broker practices, children’s privacy, and sensitive data handling, with expectations of continued aggressive activity in 2026.

Internationally, the laws, regulations, and standards in many jurisdictions apply broadly to the collection, transmission, storage, use, processing, destruction, retention, and security of personal information. In the EU, the collection, transmission, storage, use, processing, destruction, retention, and security of personal information (i.e., personal data) is governed by the provisions of the EU GDPR and the EU GDPR as assimilated in the law of the UK (the “UK GDPR”) (the EU GDPR and the UK GDPR, collectively, the “GDPR”) in addition to other applicable laws and regulations. The GDPR, together with national legislation, regulations, and guidelines of the EU Member States governing the collection, transmission, storage, use, processing, destruction, retention, and security of personal data, impose strict obligations with respect to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU that are not deemed to have protections for personal information, including the United States. The GDPR authorizes fines for certain violations of up to 4% of the total global annual turnover of the preceding financial year or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by data subjects. GDPR enforcement remains robust, with coordinated actions and a new 2026 regulation supplementing cross-border enforcement procedures to streamline investigations (effective in phases, with full application by 2027). Separately, Brexit has led to legislative and regulatory changes and may increase our data protection compliance costs and expose us to two parallel regulatory regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. In Brazil and Canada, respectively, organizations are subject to Brazil’s data protection law, the Lei Geral de Protectao de Dados (the “LGPD”), which imposes similar requirements to those imposed under the GDPR, and Canada’s Personal Information Protection and Electronic Documents Act (the “PIPEDA”) regarding the collection, transmission, storage, use, processing, destruction, retention, and security of personal information. Other jurisdictions outside the EU are similarly introducing or enhancing privacy, data protection, and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. We cannot guarantee that we are, or will be, in compliance with all applicable U.S. or other international laws or regulations as they are enforced now or as they may be enforced in the future.

Our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, cross-border data transfers, and emerging technologies such as artificial intelligence.

Compliance with a rapidly evolving regulatory landscape of privacy and data protection laws that apply to our cloud services business poses significant operational, financial, and reputational risks, including but not limited to, the GDPR, LGPD, PIPEDA, CCPA, and an expanding patchwork of U.S. state comprehensive privacy laws. As we expand further internationally, we may become subject to similar or more stringent privacy laws in additional jurisdictions.

These regulations impose strict obligations on the collection, storage, processing, and transfer of personal information, with substantial penalties for noncompliance, which include but are not limited to litigation costs and reputational harm in the event of a breach of personal information on our information security systems.

Furthermore, certain countries enforce data localization laws requiring that data generated within their borders be stored on local servers, which may conflict with our global operational model and necessitate costly infrastructure investments or limit our ability to serve users and subscribers efficiently. Recent U.S. trade policies, including expanded tariffs on goods from various countries (such as China, Canada, and Mexico) imposed in 2025, could exacerbate these challenges by increasing geopolitical tensions, prompting retaliatory measures, or further restricting cross-border data flows through trade-related negotiations or restrictions.

Our cloud services business may also serve customers in highly regulated industries, such as healthcare (subject to HIPAA), financial services (subject to PCI DSS, SEC regulations, and evolving state and federal cybersecurity mandates), and government (subject to FedRAMP, with proposed updates in 2026 to modernize authorization processes, including machine-readable packages and compliance deadlines). Failure to obtain or maintain certifications, implement required security controls, or adequately audit our systems could result in loss of customer contracts, exclusion from certain markets, or substantial penalties.

Emerging regulations add further complexity to the regulatory landscape of privacy laws. The EU AI Act, now in phased enforcement (with prohibitions effective since 2025, core high-risk system obligations largely applying from August 2026, and remaining provisions by 2027), categorizes AI systems by risk and may require significant changes to our technology, operations, transparency measures, or governance if our cloud services involve or support AI deployments. Potential U.S. federal cybersecurity mandates, including ongoing developments in incident response, enhanced focus on cloud security configurations, and sector-specific rules, introduce additional uncertainty and compliance burdens.

Noncompliance, whether due to inadvertent violations, evolving interpretations of existing laws, breaches by third-party vendors we rely on, or challenges in adapting to conflicting regulatory requirements, could lead to investigations, fines, injunctions, restrictions on our ability to operate in key markets, or loss of certifications. Even the perception of noncompliance could damage customer trust and investor confidence, adversely affecting our stock price. The costs of compliance, including legal fees, system upgrades, ongoing audits, certifications, and infrastructure adjustments, may increase over time and strain our financial resources, particularly amid divergent jurisdictional demands. There can be no assurance that our efforts to monitor and adapt to this dynamic regulatory landscape will be sufficient to mitigate these risks, and any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

We operate across many domestic and international jurisdictions, which may subject us to cybersecurity, privacy, data security, data protection, and online content laws with uncertain interpretations.

International laws and regulations relating to cybersecurity, privacy, data security, data protection, and online content often are more restrictive than those in the United States. Consequently, as we expand from Canada and the United States into other jurisdictions and become subject to additional data protection and online content compliance regimes, we increase our risk of noncompliance with applicable foreign data protection and online content laws, including laws that expose us to civil or criminal penalties in certain jurisdictions for our content moderation decisions. We may be required to change and limit the way we use personal information in the operation of our business and may have difficulty maintaining a single operating model that is compliant with competing data protection and online content regimes. Further, In addition, various federal, state, provincial, and foreign legislative and regulatory bodies, or self-regulatory organizations may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding cybersecurity, privacy, data security, data protection, and online content. There is ambiguity with respect to certain aspects of these laws, resulting in further uncertainty, and potentially requiring us to modify our data protection practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, such laws may have potentially conflicting requirements that may make compliance more challenging.

Noncompliance with anti-corruption, anti-bribery, anti-money laundering, and similar laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we operate. Anti-corruption and anti-bribery laws have been interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international presence, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals, and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws, and responding to any action, can require a significant diversion of time, resources, and attention from senior management and significant defense costs and other professional fees. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, various penalties or debarment from contracting with certain persons, and other collateral consequences. If any subpoenas or investigations are launched, or sanctions are imposed, or if we do not prevail in any possible proceeding, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources.

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

Current law may not provide for adequate protection of our platform or data. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform, or certain aspects of our platform, or our data may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our data or certain aspects of our platform may increase. Competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.

To protect our intellectual property rights, we will be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform or solutions, impair the functionality of our platform or solutions, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform or solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

We may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations.

Given the nature of our business and as a publicly traded company, we have been, and expect to be, subject to legal claims that we have infringed the intellectual property rights of others. To date, we have not fully evaluated the extent to which other parties may bring claims that our technology, including our use of open source software, infringes on the intellectual property rights of others. The availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new intellectual property, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on commercially acceptable terms or at all. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows.

We may face liability for hosting content that allegedly infringes on third-party copyright and trademark rights.

If content providers do not have sufficient rights to the video content or other material that they upload or make available to Rumble, or if such video content or other material infringes or is alleged to infringe the intellectual property rights of third parties, we could be subject to claims from those third parties, which could adversely affect our business, results of operations, and financial condition. Although our content policies prohibit users from submitting infringing content to Rumble, and require users to indemnify Rumble for claims related to the violations of the rights of third parties arising from the submission of content to Rumble (including with respect to infringements of intellectual property rights), we do not verify that content providers own or have rights to all of the video content or other material that they upload or make available. As a result, we may face potential liability for copyright or other intellectual property infringement, or other claims. Litigation to defend these claims could be costly and have an adverse effect on our business, results of operations, and financial condition. We can provide no assurance that we are adequately insured to cover claims related to user content or that our indemnification provisions will be adequate to mitigate all liability that may be imposed on us as a result of claims related to user content.

We may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230. In certain circumstances, we may also voluntarily suspend access to our services indefinitely in certain jurisdictions in order to uphold our commitment to free speech and diversity of opinion.

In the United States, Section 230 generally limits our liability for hosting tortious and otherwise illegal content created by third parties. However, the immunities conferred by Section 230 could be narrowed, modified, or eliminated through legislative amendments, regulatory actions, judicial interpretation, or other developments. In 2018, Congress amended Section 230 to remove immunity for content that promotes or facilitates sex trafficking and prostitution. Since then, various bills have been introduced to further limit or repeal Section 230 protections, including recent bipartisan proposals in the 119th Congress (2025-2026). Ongoing efforts by federal agencies, including statements from officials at the FTC, DOJ, and FCC in 2025 emphasizing reinterpretation or reform to address perceived “censorship” or platform accountability, add uncertainty to Section 230 protections. Additionally, judicial decisions, including potential future U.S. Supreme Court or lower court rulings, may further limit or alter the scope of Section 230 protections, particularly in contexts involving algorithmic amplification, generative AI outputs, or content moderation practices.

Laws like Section 230 generally do not exist outside of the United States, and many countries have enacted or strengthened laws requiring online content providers to remove certain content within short time frames or face penalties. For example, intensified enforcement under the EU’s Digital Services Act (the “DSA”) (including fines up to 6% of global annual turnover, as seen in the €120 million fine imposed by the EU in December 2025 against the social media platform X for transparency violations) imposes obligations on social media platforms to address illegal content, systemic risks, and content moderation transparency, with potential extraterritorial effects. Other jurisdictions continue to introduce or enhance similar requirements. If we fail to comply with such laws, we could be subject to prosecution, regulatory proceedings, fines, or other sanctions, or we may choose voluntarily to suspend access to our services indefinitely in the applicable jurisdiction in order to uphold our commitment to free speech and diversity of opinion, as we did in France beginning in November 2022 and in Brazil beginning in December 2023 (with the Brazil suspension upheld and extended into 2025 amid ongoing disputes with the Supreme Court over compliance with local orders). These and any similar future suspensions may limit our user base, revenue growth, and market access, which in turn may adversely affect our business and operating results. In addition, some countries may decide to ban or restrict our service based on a single piece of content or perceived noncompliance.

We may also face liability when we remove content and accounts that we believe are violating our terms of service. While we believe that Section 230 allows us to restrict or remove certain categories of content in good faith, our protections may not always end a lawsuit at an early stage, potentially resulting in costly and time-consuming litigation, especially amid evolving interpretations of Section 230 in the context of content moderation decisions or third-party claims.

The incentives that we offer to certain content creators may lead to liability based on the actions of those creators.

Our goal is to attract more top creators to our platform, further accelerating our platform’s growth, and we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, while the content creators maintain sole editorial control over the content they produce. These incentives have included and may continue to include equity grants or cash payments, including arrangements under which we may agree to pay fixed compensation to a content creator (in certain cases, for multiple years) irrespective of whether the actual revenue or user growth generated by such content creator on our platform meets our original modeled financial projections for that creator.

While we believe that the incentives we offer to certain content creators do not alter our liability protections under Section 230, it is possible that future judicial interpretations of the statute will lead to liability for tortious or unlawful materials uploaded to Rumble by those content creators.

In addition, as part of the incentives we offer to certain content creators, Rumble has the right to sell host-read advertisements. As part of these advertisements, a content creator offers a paid endorsement of various products or services. Although we follow FTC guidelines regarding endorsements and require our creators to do the same, we could face liability if creators fail to follow those guidelines or otherwise engage in misleading or deceptive advertising.

User-generated content could affect the quality of our services and deter current or potential users from using our platforms, and we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violates any law.

Individuals and groups may upload controversial content to our platform that does not violate our terms of service. Removing or failing to remove such content may result in negative publicity, which could harm our efforts to attract and retain users and subscribers. We have also faced criticism from users and subscribers for removing content and terminating accounts in compliance with the DMCA. Further, we must continually manage and monitor our content and detect content that violates our terms of service. This content moderation service is provided by Cosmic, a key vendor, and we would experience a significant disruption if Cosmic is no longer able or willing to offer us that service. If a significant amount of content that violates our terms of service is not detected and removed by us in a timely manner, or if a significant amount of information is perceived by users or the media to violate our terms of service, whether or not such perceptions are accurate, our brand, business and reputation could be harmed. This risk increases as the volume of content uploaded by users to Rumble continues to grow.

In the event our content creators, other users, advertisers, or other key business partners do not agree with our content moderation policies and procedures or their implementation, such creators, other users, advertisers, and other key business partners could decrease their usage of Rumble (or cease using Rumble entirely), which could have a material adverse effect on our business or our results of operations. Additionally, there is a risk that users will upload content that predominantly represents certain political viewpoints, leading to public perceptions that Rumble endorses those viewpoints, regardless of whether such perceptions are accurate. There can be no guarantee that current or future negative publicity, complaints, allegations, political controversies, investigations, or legal proceedings with respect to our content, even if baseless, will not generate adverse publicity that could damage our reputation. Any damage to our reputation could harm our ability to attract and retain users and subscribers.

Changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.

We are subject to taxes in multiple jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates, and enacted tax rules, including transfer pricing. There may also be tax costs associated with distributions among our subsidiaries. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant changes. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. These changes may adversely affect our effective tax rate and harm our financial position and results of operations.

We regularly assess the likelihood of adverse outcomes resulting from examinations by the Internal Revenue Service and other domestic and foreign tax authorities to determine the adequacy of our income tax and other tax reserves. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially and adversely affect our business, prospects, financial condition, operating results, and cash flows. In addition, due to the global nature of the internet, various states or foreign countries may attempt to impose additional or new regulations on our business or levy additional or new taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

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

New laws could restrict our ability to conduct marketing by, for example, restricting the emailing or targeting of users or the use of certain technologies like artificial intelligence. Similarly, private-market participants may deploy technologies or require certain practices that limit our ability to obtain or use certain information about our users and subscribers. For example, while Google has abandoned its previous plans to phase out third-party cookies in Chrome, Apple continues to enforce and expand its App Tracking Transparency framework across iOS, requiring explicit opt-in consent for cross-app tracking, with ongoing enforcement challenges in jurisdictions like France (where a 2026 court ruling upheld the feature despite advertiser pushback) and potential future adjustments amid EU scrutiny. If these types of changes persist or evolve, our ability to determine how our users and subscribers use our video services and to use targeted advertising in a cost-effective manner may be limited. New laws in Canada, along with laws under consideration or in enforcement in the EU and other jurisdictions in which we operate, may also require us to change our content moderation practices or privacy policies in ways that harm our business or create the risk of fines or other penalties for noncompliance.

We may become subject to newly enacted laws and regulations that restrict content on the internet.

The expansion of regulatory and censorship regimes by governments around the world is likely to limit the freedom of speech and artistic expression on the internet, which in turn may inhibit the growth of alternative and nontraditional platforms like Rumble relative to traditional media publishers and established technology platforms that feature stricter content moderation. For example, Canada’s Online Streaming Act (formerly Bill C-11), enacted in 2023, grants the Canadian Radio-television and Telecommunications Commission (the “CRTC”) significantly increased regulatory powers over audiovisual content on the internet. The CRTC continues phased implementation through 2025 and 2026, including decisions on Canadian content certification frameworks, discoverability requirements, registration of online streaming services, and potential revenue-based obligations for certain foreign platforms. While we do not currently meet the regulatory criteria to comply with Canada’s Online Streaming Act, our commitment to a free and open internet may result in governmental actions against our platform, costly and prolonged legal challenges, and the prohibition or suppression of our platform in certain jurisdictions or our voluntary withdrawal from such jurisdictions.

The EU has recently intensified its efforts to regulate online speech, primarily through the DSA, which came into effect in 2023. The DSA imposes strict requirements on digital services providers to combat “illegal” content, including “hate speech” and “disinformation,” with significant fines for noncompliance. EU politicians and authorities have issued warnings to online platforms over content accessible to EU users, and the DSA requires rapid content removal and potential platform bans or restrictions.

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

In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms that, depending on the outcomes, could greatly limit the scope of these protections. If these proposed or similar laws are passed or upheld, if similar future legislation or governmental action is proposed or taken, and if existing protections are limited or removed, changes would be required that could impose additional costs of operation, subject us to additional liability, or cause users to abandon our service, any of which could adversely affect our business, results of operations, financial condition, and prospects.

We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed sanctions as a result of content hosted on our services. For example, laws and regulations in Germany and India provide for the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering, or have implemented, legislation imposing penalties, including fines, service throttling, access blocking, or advertising bans, for failure to remove certain types of content or to follow certain processes. Such content-related legislation has required us in the past, and may require us in the future, to change our products or business practices. Our responses to content-related legislation may increase our costs or may otherwise adversely impact our operations or our ability to provide services in certain jurisdictions. Regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent for various practices could require product changes in the user interface that could adversely affect user growth and engagement.

We are exposed to significant regulatory, operational, compliance, privacy, and legal risks related to age verification and child online safety laws implemented in various U.S. states and foreign jurisdictions.

The implementation and enforcement of age verification and child online safety laws in various U.S. states and foreign jurisdictions present significant regulatory, operational, compliance, privacy, and legal risks to our business as a video services provider, which could adversely affect our MAUs, revenue, reputation, and financial condition. Numerous laws, regulations, and legally-binding codes, such as the U.S. federal Children’s Online Privacy Protection Act, California’s Age Appropriate Design Code, the UK’s Online Safety Act and Age Appropriate Design Code, the CCPA and other U.S. state comprehensive privacy laws, the GDPR, and the DSA, impose various obligations on companies that process minors’ data and/or provide online services, or other interactive platforms used by children, including prohibiting showing minors advertising, requiring age verification, limiting the use of minors’ personal information, requiring certain consents to process such personal information and extending certain rights to children and their parents with respect to that personal information. These laws may result in restrictions on the use of certain of our products or services by teens, may prohibit us from offering certain of our products or services to teens, and may decrease daily active users or user engagement in various jurisdictions. These laws may be, and in some cases already have been, subject to legal challenges and changing interpretations which may further complicate our efforts to comply with laws applicable to us. Some of these obligations have wide-ranging application, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). The resulting patchwork of regulations is rapidly evolving, with potential for additional jurisdictions to adopt similar measures, creating inconsistent and overlapping obligations.

We have already implemented a minimum age of 17 for registered users on our video platform and require users to provide their date of birth. However, compliance with these new laws may require us to implement additional measures and complex age verification technologies, such as biometric data checks, third-party ID verification, or parental consent mechanisms, which could involve substantial development, integration, and ongoing maintenance costs. This may decrease our advertising and subscription revenue, and increase legal risk and compliance costs for us and our third-party partners, which may harm the profitability of our business. These systems may generally deter users from using our platform and create risks of inaccurate age determinations, user circumvention, or over-blocking of legitimate adult users, potentially resulting in reduced user acquisition, engagement, and retention, particularly among younger demographics that represent a significant portion of our growth. Noncompliance, whether due to technical failures, conflicting jurisdictional interpretations, or delays in implementation, could lead to investigations, enforcement actions, substantial fines, class-action lawsuits, or injunctions that restrict our operations in impacted regions. If we challenge these laws, as a defendant or through industry-wide challenges, we could be negatively impacted by protracted legal battles, adverse rulings, or requirements to fundamentally alter our platform’s features, content moderation, or user experience. Additionally, varying international standards may force us to create region-specific versions of our platform, increasing operational complexity and costs while potentially fragmenting our global user community.

Broader market reactions, such as user backlash against perceived privacy intrusions or reduced platform accessibility, could erode trust in our brand and lead to competitive disadvantages if our competitors are able to adapt more effectively. We may incur significant expenses for legal counsel, technology upgrades, and compliance programs, and there is no assurance that these measures will fully mitigate the risks. The materialization of any of these factors could have a substantial negative impact on our business and results of operations.

We are involved in litigation that is unpredictable and may have an adverse impact on our financial condition, results of operations, and cash flows.

We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as copyright infringement and tort claims arising from user-uploaded content, patent and trademark infringement claims, breach of contract claims, putative class actions based upon consumer protection or privacy laws, and other matters. We cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, or whether any such matter will have a material adverse effect on our consolidated financial position, liquidity, or results of operations. We refer to the disclosure in “Item 3. Legal Proceedings” for a description of recent and ongoing litigation, which disclosure is incorporated herein by reference.

Paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition, and results of operations.

Our content creators may engage in paid promotions of products and services in regulated industries, such as alcoholic beverages, tobacco products, cannabidiols (CBD), and online gambling, including sports wagering and online casino games. In some cases, we may receive a percentage of the revenue generated by such paid promotions. While these promotions are not endorsements by Rumble of the underlying products or services and we require content creators to comply with all applicable laws and regulations, we may be found liable pursuant to existing or newly created rules and regulations by international, federal, and state regulatory authorities, such as the FTC. We may also expend significant resources on compliance with such regulations. Our business, financial condition, and results of operations could be negatively affected by the impact of these regulations. In addition, such paid promotions may alienate segments of our audience, which could cause our traffic and user engagement to fall and reduce our attractiveness to other advertisers.

Some of our stockholders, including content creators to whom we have issued equity, may face legal scrutiny and reputational harm. To the extent these stockholders experience such negative effects and are perceived as being closely associated with Rumble, our business, reputation, financial conditions, results of operations, and stock price could be materially and adversely affected.

Our stockholders include prominent voices and businesses in alternative media, politics, banking, capital markets, cryptocurrencies, and digital assets, as well as sports leagues, online influencers, and other personalities. Some of these stockholders, including content creators to whom we have issued equity, may be viewed as controversial by certain media outlets or governments in certain jurisdictions, which may lead to new or enhanced legal or regulatory scrutiny of such individuals and their businesses by federal, state, or foreign governments. For example, as we further expand internationally, it is possible that foreign governments may use investigations or the threat of legal actions against certain of our stockholders in an effort to undermine our business, our ability to secure advertisers and cloud revenue, and the overall attractiveness of our platform to content creators and audiences. Some of our stockholders may also face negative publicity, reputational harm, legal or regulatory scrutiny, or other adverse consequences due to alleged improper conduct that is unrelated to the Rumble platform or the content that we host. To the extent prominent stockholders of Rumble experience such reputational harm or other negative effects, Rumble could be perceived as closely associated with such stockholders, and/or such stockholders could seek to divest their equity in Rumble for reasons unrelated to Rumble’s business, and in turn our business, reputation, financial condition, results of operations, and stock price could be materially and adversely affected.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such we have relied on, and we expect to continue to rely on, certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Further, the JOBS Act exempts emerging growth companies from the requirement to comply with new or revised financial accounting standards until private companies are required to comply with the same standards. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies. We have elected not to opt out of such extended transition period, which may make the comparison of our financial statements with those of other public companies difficult or impossible because of the potential differences in accounting standards.

As a result of our emerging growth company status and our reliance on certain reporting exemptions, our stockholders may not have access to certain information they may deem important, and investors may find our securities less attractive. This could result in a less active trading market for our common stock, and the price of our common stock may be more volatile.

Our Charter authorizes our Board to issue preferred stock, which may delay, defer, or prevent a tender offer or a takeover attempt.

The provision of our Amended and Restated Certificate of Incorporation (the “Charter”) that authorizes our Board to issue preferred stock from time to time based on terms approved by the Board may delay, defer, or prevent a tender offer or takeover attempt that stockholders might consider to be in their best interest.

The provision of our Charter requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Charter provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, or stockholder to us or our stockholders, or any claim for aiding and abetting such alleged breach, (c) any action asserting a claim arising under any provision of the Delaware General Corporation Law, as amended (the “DGCL”), the Charter (as it may be amended or restated), or our bylaws, or any other action as to which the DGCL confers jurisdiction on the Delaware Court of Chancery, or (d) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. In the event that the Delaware Court of Chancery lacks subject matter jurisdiction, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware, subject to certain exceptions and conditions set forth in the Charter.

Any person or entity that owns or acquires shares of our common stock shall be deemed to have notice of and to have consented to the forum provisions in our Charter. Although we believe these exclusive forum provisions benefit our company by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds either exclusive forum provision contained in our Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.

Our CEO has control over key decision-making as a result of his control of a majority of the voting power of our outstanding capital stock.

As the beneficial owner of all of the Class D Common Stock, par value $0.0001 per share, of Rumble (the “Class D Common Stock”), our CEO, Chris Pavlovski, is able to exercise voting rights with respect to approximately 83% of the voting power of Rumble’s outstanding capital stock. This concentrated control will limit or preclude our public stockholders’ ability to influence corporate matters for the foreseeable future. Further, our Charter does not include a sunset provision for the high vote feature of the Class D Common Stock, meaning this feature will persist indefinitely (unless amended or until all of the shares of Class D Common Stock have been redeemed by Rumble in connection with future transfers (other than “permitted transfers”) of shares of Class A Common Stock or ExchangeCo Shares by Mr. Pavlovski). As a result, Mr. Pavlovski may control or effectively control the voting of Rumble, even if he holds only a small economic interest in the company. Consequently, in the event Mr. Pavlovski liquidates a significant portion of his economic interest in Rumble, Mr. Pavlovski may no longer be incentivized (or incentivized to the same extent) to exercise his voting control, including in connection with the types of decisions further described below, in a manner that will maximize the economic value of Rumble.

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

Our CEO may be incentivized to focus on the short-term share price as a result of his interest in shares placed in escrow and subject to forfeiture pursuant to the terms of the CF Business Combination Agreement.

Mr. Pavlovski, the CEO and controlling stockholder of Rumble, holds shares placed in escrow and subject to forfeiture pursuant to the terms of the CF Business Combination Agreement. Such shares will vest in the event certain share price thresholds are satisfied, but if such price thresholds are not satisfied in the applicable time periods, such shares will be forfeited and cancelled. Accordingly, Mr. Pavlovski may be incentivized to focus on short-term results which may have a positive effect on Rumble’s share price at the expense of the long-term success of the Company.

Substantial future sales of our Class A Common Stock by our current stockholders could cause the market price of our Class A Common Stock to decline.

Substantially all of our issued and outstanding shares of Class A Common Stock are freely transferable and/or registered for resale on registration statements filed with the SEC. Recently, our registration rights agreement with Tether required us to register all shares of Class A Common Stock held by Tether under the Securities Act. The registration rights for Tether and our other significant stockholders allow such stockholders to sell their shares of Class A Common Stock without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and will facilitate the resale of such securities into the public market. The market value of our common stock could decline as a result of sales by Tether or our other significant stockholders having registration rights from time to time. In particular, sales of a substantial number of our shares of Class A Common Stock in the public market or the perception that such sales will occur could adversely affect the market price for our Class A Common Stock and make it more difficult for our public stockholders to sell their shares of Class A Common Stock at such times and at such prices that they deem desirable.

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general, as well as the market for technology companies in particular, have both experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many broad market and industry factors. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, the market price for our common stock may be subject to price movements that may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging, and other trading factors. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

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

If securities or industry analysts cease publishing research or reports about Rumble or our business or market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about Rumble or our business, market, or competitors. If any of the analysts who may cover Rumble change their recommendations regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. Some analysts who covered Rumble have ceased coverage of our securities in the past, and if additional analysts were to cease such coverage or fail to regularly publish reports on us, we could lose additional visibility in the financial markets, which in turn could cause our share price or the trading volume of our securities to decline.

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

Risks Related to the ND Business Combination

On November 10, 2025, we entered into the ND Business Combination Agreement. Please refer to “Significant Events and Transactions” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for more information. The following are several risks we face in connection with the ND Business Combination.

The consummation of the ND Business Combination is subject to certain conditions, which could delay, extend or prevent the Exchange Offer and the ND Business Combination.

Rumble’s public exchange offer to Northern Data Shareholders (“Northern Data Shareholders”) for acquiring all outstanding no-par value bearer shares of Northern Data by exchanging one share of Northern Data for 2.0281 shares of newly issued Class A Common Stock of Rumble (the “Exchange Offer”) will be subject to several conditions, including the conditions relating to the relevant registration statement, the conditions relating to merger control approvals and investment control clearances (collectively, the “Regulatory Conditions”), and certain other conditions. The timing for settlement of the Exchange Offer and completion of the ND Business Combination will depend on the satisfaction of such conditions. As a result, the Exchange Offer and the ND Business Combination could be delayed, extended, amended or terminated, which could result in the Northern Data Shareholders not receiving our Class A Common Shares.

Under the terms of the ND Business Combination Agreement, if the Exchange Offer is not settled by the End Date (as defined below), the ND Business Combination Agreement may be terminated by either party. If the ND Business Combination Agreement is terminated, the ND Business Combination will not be consummated.

Under the terms of the Exchange Offer, all conditions to the Exchange Offer must be satisfied by the end of the acceptance period, except for the Regulatory Conditions. The Regulatory Conditions must be satisfied by December 31, 2026 (the “End Date”). If the Regulatory Conditions are not satisfied by the End Date, or if any other condition is not satisfied at the end of the acceptance period (unless any such non-satisfied condition has been waived, if permissible), the Exchange Offer will terminate and settlement will not occur. The parties currently expect the Regulatory Conditions to be satisfied and the ND Business Combination to be completed in the first half of 2026 but in no event later than the End Date. As a result, the exchange of shares of the issued and outstanding no-par value bearer share of Northern Data (the “Northern Data Shares”) pursuant to the Exchange Offer may be made on a date that is significantly later than the end of the acceptance period, or may not occur.

Furthermore, pursuant to the ND Business Combination Agreement, Rumble or Northern Data may terminate the ND Business Combination Agreement under certain circumstances, including, among others, if: (i) the Exchange Offer lapses due to non-satisfaction of conditions before the End Date; (ii) the Exchange Offer has not settled by the End Date; (iii) a closing condition cannot ultimately be fulfilled; or (iv) a competent governmental authority or court permanently enjoins the closing of the Exchange Offer. No assurance can be given that all of the conditions to the Exchange Offer will be satisfied or, if they are, as to the timing of the settlement of the Exchange Offer. If the conditions to the Exchange Offer are not satisfied or validly waived in advance, or if termination rights are exercised, the Exchange Offer will terminate, settlement of the Exchange Offer will not occur, and the ND Business Combination will not be completed.

Rumble and Northern Data must obtain governmental and regulatory approvals or clearances to consummate the ND Business Combination, which, if delayed or not granted, may delay or jeopardize the Exchange Offer and the ND Business Combination. In addition, conditions imposed by such agencies in connection with their approvals may adversely impact the business, financial condition, or results of operations of Rumble and Northern Data, including the loss of value of assets or businesses that may be required to be divested in connection with obtaining approvals under merger control or competition laws or foreign direct investment laws.

Completion of the ND Business Combination is conditioned upon, among other things, either receipt of approvals or clearances from the relevant antitrust authority or expiration or termination of any statutory waiting period (including any extension thereof) under merger control or competition law regimes in any jurisdictions where the parties to the ND Business Combination Agreement have mutually determined merger control or competition law filings and/or notices to be necessary, as well as clearances from relevant authorities under foreign direct investment regimes in any jurisdictions where the parties to the ND Business Combination Agreement have mutually determined foreign direct investment filings and/or notices to be necessary. The governmental and regulatory agencies from which Rumble and Northern Data will seek these approvals and clearances have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the ND Business Combination Agreement, those agencies may impose requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Rumble’s and Northern Data’s respective businesses. Pursuant to the ND Business Combination Agreement, Rumble and Northern Data will cooperate with each other, to the extent legally permissible, in all respects in connection with any additional submission, investigation, or inquiry, and supply to any competent authority as promptly as reasonably practicable any additional information requested pursuant to any applicable law and take all other procedural actions (other than offering remedies to mitigate competition concerns by a competent authority) required in order to obtain any necessary clearance or to cause any applicable waiting periods to commence and expire. No assurance can be given that the required approvals and clearances will be obtained or that the required conditions to the Exchange Offer will be satisfied, and, even if all required approvals and clearances are obtained and the conditions to the Exchange Offer are satisfied, no assurance can be given as to the terms, conditions, and timing of the approvals. If the Regulatory Conditions are not satisfied by the End Date (or, if permissible, waived), the Exchange Offer will terminate, settlement of the offer will not occur, and the ND Business Combination will not be completed. Any delay in the completion of the ND Business Combination for regulatory reasons could diminish the anticipated benefits of the ND Business Combination or result in additional transaction costs.

Conditions imposed by regulatory agencies in connection with their approval or clearance of the ND Business Combination may require changes to the operations of Rumble or Northern Data, restrict their ability to operate in certain jurisdictions following the ND Business Combination, restrict the combination of Rumble’s and Northern Data’s operations in certain jurisdictions, or require other commitments regarding ongoing operations. Such conditions may also restrict Rumble’s or Northern Data’s ability to modify the operations of their businesses in response to changing circumstances for a period of time after completion of the ND Business Combination and the Exchange Offer or their ability to expend cash for other uses or otherwise have an adverse effect on the anticipated benefits of the ND Business Combination, thereby adversely impacting the business, financial condition, or results of operations of Rumble and Northern Data. Such conditions may also impose requirements that Rumble or Northern Data divest certain assets in order to obtain certain regulatory approvals, which may result in loss of value due to the loss of those assets or businesses or a sale of those assets or businesses at less than the desired price or under otherwise unfavorable conditions, in particular as a result of timing constraints and the limited universe of buyers acceptable to the regulatory authorities, especially in challenging market conditions. Any such actions could have a material adverse effect on the business, results of operations, financial condition, and prospects of Rumble and substantially reduce or eliminate the advantages which Rumble and Northern Data expect to achieve from the ND Business Combination.

The prices of our Class A Common Shares may be adversely affected if the ND Business Combination is not completed.

If the ND Business Combination is not completed, the market price of our Class A Common Shares may decline for various reasons, including to the extent that the current market prices of our Class A Common Shares reflect a market premium based on the assumption that the ND Business Combination will be completed.

If the number of Northern Data Shares held directly by Rumble reaches or exceeds 90% or 95% of Northern Data’s share capital, Rumble may, in its sole discretion, elect to carry out a squeeze-out of minority holders of Northern Data Shares.

After the settlement of the Exchange Offer, Rumble will consider, if it has reached the necessary thresholds, carrying out a squeeze-out of the remaining Northern Data Shareholders. A squeeze-out transaction may be effected in two ways: (i) a cash merger squeeze-out pursuant to Sections 62(1) and 62(5) of the German Transformation Act (Umwandlungsgesetz), if Rumble holds at least 90% of Northern Data’s share capital, excluding treasury shares and shares held for the account of Rumble; or (ii) a corporate squeeze-out pursuant to Sections 327a et seq. of the German Stock Corporation Act (Aktiengesetz), if Rumble holds at least 95% of Northern Data’s share capital, excluding treasury shares and shares held for the account of Rumble. In the event of a cash merger squeeze-out or a corporate squeeze-out, shares of Northern Data Shareholders who did not tender their shares in the Exchange Offer will automatically be converted into the right to receive adequate cash compensation. In a squeeze-out transaction, Rumble will determine the adequate compensation. In general, the compensation must not be less than the volume-weighted average share price of Northern Data Shares for the three-month period prior to the announcement of Rumble’s intention to effect such squeeze-out transaction. Following the approval of a cash merger squeeze-out or a corporate squeeze-out by a shareholder meeting of Northern Data and its registration with the competent commercial register, each remaining minority shareholder of Northern Data may review such determination in court pursuant to the German Appraisal Proceedings Act (Spruchverfahrensgesetz). The amount of compensation paid for Northern Data Shares in an appraisal proceeding, if any, may be higher or lower than, or equal to, our Class A Common Shares and the cash consideration amount (if any) offered in the Exchange Offer. If Rumble is unable to complete a squeeze-out, the remaining Northern Data Shareholders will continue to be entitled to all ordinary shareholder rights (except for annual dividends in the case of a domination and profit and loss transfer agreement, which, however, will not be implemented for a period of three years after the closing of the Exchange Offer).

Following the completion of the ND Business Combination, Northern Data will be indirectly majority owned by Rumble and the management board of Northern Data will continue to manage Northern Data independently in accordance with and within the framework of German law.

Following the completion of the ND Business Combination, Northern Data will be indirectly majority-owned by Rumble and, thus, become a dependent company of Rumble within the meaning of Section 17 of the German Stock Corporation Act (Aktiengesetz). The legal framework for this dependency between Rumble and Northern Data is, subject to other applicable law, set forth in Sections 311 et seq. of the German Stock Corporation Act (Aktiengesetz). Under this framework, until such time as BidCo is able to complete a squeeze out, Rumble, through its wholly-owned indirect subsidiary, Bidco, may be unable to initiate certain transactions or measures that are disadvantageous to Northern Data, unless Rumble provides adequate compensation to Northern Data. If the disadvantage caused by any such transaction or other measure cannot be assessed or compensated, Rumble will be unable to initiate such transaction or measure, which may preclude Rumble from implementing certain transactions related to the integration of Northern Data into the combined group, which could adversely affect the business of, or harm the results of operations, financial condition or cash flows of Rumble and the combined company.

The announcement and pendency of the ND Business Combination, during which Northern Data is subject to certain operating restrictions, could have an adverse effect on Rumble and Northern Data’s businesses, cash flows, financial condition, and results of operations.

The announcement and pendency of the ND Business Combination could disrupt Rumble’s and Northern Data’s businesses, and uncertainty about the effect of the ND Business Combination may have an adverse effect on Rumble and Northern Data. These uncertainties could cause suppliers, vendors, partners, customers, and others that deal with Rumble and Northern Data to defer entering into contracts with, or making other decisions concerning Rumble and Northern Data or to seek to change or cancel existing business relationships with the companies. In addition, Rumble’s and Northern Data’s employees may experience uncertainty regarding their roles after the ND Business Combination. Employees may depart either before or after the completion of the ND Business Combination because of uncertainty and issues relating to the difficulty of coordination or because of a desire not to remain following the ND Business Combination. Therefore, the pendency of the ND Business Combination may adversely affect Rumble’s and Northern Data’s ability to retain, recruit, and motivate key personnel. Additionally, the attention of Rumble’s and Northern Data’s management may be directed towards the completion of the ND Business Combination, including obtaining regulatory approvals, and may be diverted from the day-to-day business operations of Rumble and Northern Data. Matters related to the ND Business Combination may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Rumble and Northern Data. Additionally, the ND Business Combination Agreement contains interim operating covenants requiring Northern Data to refrain from taking certain specified actions while the ND Business Combination is pending, such as significant investments or disposals. These restrictions may prevent Northern Data from pursuing otherwise attractive business opportunities or capital structure alternatives and from executing certain business strategies prior to the completion of the ND Business Combination. Further, the ND Business Combination may give rise to potential liabilities, including those that may result from pending and future stockholder lawsuits relating to the ND Business Combination. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition, or cash flows of Rumble and Northern Data.

Further, certain adverse changes in the business of Northern Data or Rumble in the period prior to the closing of the ND Business Combination may occur that would not result in Rumble or Northern Data having the right to terminate the ND Business Combination Agreement or the Exchange Offer. If adverse changes occur but Rumble and Northern Data are still required to complete the ND Business Combination, the market value of our Class A Common Shares or Northern Data Shares may decrease. If the ND Business Combination is not completed, these risks may still materialize and adversely affect the business and financial results of Rumble and/or Northern Data or the market prices of our Class A Common Shares or the Northern Data Shares.

Negative publicity related to the ND Business Combination may adversely affect Rumble and Northern Data.

From time to time, political and public sentiment in connection with the ND Business Combination may result in significant adverse press coverage and other adverse public statements affecting the parties to the ND Business Combination. Adverse press coverage and public statements, whether or not driven by political or popular sentiment, may also result in legal claims or in investigations by regulators, legislators and law enforcement officials. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, could divert the time and effort of senior management from operating their businesses. Addressing any adverse publicity, governmental scrutiny or enforcement, or other legal proceedings could be time-consuming and expensive and, regardless of the factual basis for the assertions being made, could have a negative impact on the reputation of Rumble and Northern Data, on the morale and performance of their employees and on their relationships with regulators, suppliers, and customers. It may also have a negative impact on their ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on Rumble’s and Northern Data’s respective business and cash flows, financial condition, and results of operations.

Certain of the directors, board members, and executive officers of Rumble and Northern Data may have interests in the ND Business Combination that may be different from, or in addition to, those of Rumble Stockholders and Northern Data Shareholders, respectively.

Certain of the directors and executive officers of Rumble and certain members of Northern Data’s management board and supervisory board may have interests in the ND Business Combination that may be different from, or in addition to, the interests of the stockholders of Rumble (“Rumble Stockholders”) and Northern Data Shareholders, respectively. In the case of Rumble’s directors and executive officers, these interests include the continued service of such directors and executive officers following the closing of the ND Business Combination and the indemnification of such directors and executive officers. Rumble’s directors and executive officers also own Rumble voting securities. In the case of the Northern Data’s management board members and supervisory board members, these interests may include the continued service of such management board members following the closing of the ND Business Combination as well as the sale of Northern Data Shares in exchange for our Class A Common Shares at the Exchange Ratio or the opportunity to tender their Northern Data Shares into the Exchange Offer by the Northern Data’s management board members and certain supervisory board members.

The Board of Rumble and the management board and supervisory boards of Northern Data were aware of and have considered these interests (to the extent that they existed at the time), among other matters, in evaluating and negotiating the ND Business Combination. We expect Northern Data’s management board and supervisory board will further consider these interests in connection with issuing their reasoned opinion that contains their recommendation to Northern Data Shareholders regarding acceptance of the Exchange Offer. These differing interests could result in terms that are less favorable to Rumble Stockholders and Northern Data Shareholders, including leading to increased costs and potential dilution.

Rumble and Northern Data will incur significant transaction fees and costs in connection with the ND Business Combination which costs could reduce profitability, increase net losses, and constrain liquidity.

Rumble and Northern Data expect to incur significant non-recurring implementation and restructuring costs associated with combining the operations of these two companies. In addition, Rumble and Northern Data will incur significant banking, legal, accounting, and other transaction fees and costs related to the ND Business Combination. Additional costs substantially in excess of currently anticipated costs may also be incurred in connection with the integration of the businesses of Rumble and Northern Data. These costs could reduce profitability, increase net losses, and constrain liquidity of the combined business.

Risks Relating to the Business of Rumble After Completion of the ND Business Combination

We may fail to realize the anticipated strategic and financial benefits sought from the ND Business Combination.

We may not realize all of the anticipated benefits of the ND Business Combination. The success of the ND Business Combination will depend on, among other things, our ability to combine our business with Northern Data’s business in a manner that facilitates growth.

We are seeking to successfully combine our business with Northern Data’s in a manner that permits the anticipated benefits to be realized and to achieve the anticipated growth without adversely affecting current revenues. These risks may be magnified because certain of the businesses of Northern Data represent new business lines for us in which we have little prior experience operating, and we may also fail to have access to sufficient capital to maintain and grow the acquired business as planned.

In addition, the actual integration of Rumble and Northern Data will involve complex operational, technological, and personnel-related challenges. This process will be time-consuming and expensive, and it may be disruptive to the combined businesses. We may not realize all of the anticipated benefits of the ND Business Combination. Difficulties in the integration of the businesses, which may result in significant costs and delays, include:

●	managing a significantly larger company;

●	aligning and executing the strategy of the combined company;

●	coordinating corporate and administrative infrastructures and aligning insurance coverage;

●	coordinating accounting, information technology, communications, administration, and other systems;

●	addressing possible differences in corporate cultures and management philosophies;

●	coordinating the compliance program and creating uniform standards, controls, procedures, and policies;

●	difficulties in integrating employees and teams of the respective businesses, and attracting and retaining key personnel;

●	unforeseen and unexpected liabilities related to the ND Business Combination or our business;

●	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

●	identifying and eliminating redundant and underperforming functions and assets;

●	effecting actions that may be required in connection with obtaining regulatory approvals; and

●	a deterioration of credit ratings.

In addition, the growth strategy of the combined business may require a significant amount of debt financing, which may be available on unfavorable terms, if at all, and there could be risks relating to the ability of the combined business to service any such debt obligations.

These and other factors could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue and earnings, which could materially impact our business, financial condition, and results of operations. The integration process and other disruptions resulting from the ND Business Combination may also adversely affect our relationships with employees, suppliers, customers, distributors, licensors, and others with whom Rumble and Northern Data have business or other dealings, and the difficulties in integrating the businesses of Rumble and Northern Data could harm the reputation of the combined company.

If the combined company is not able to successfully combine the businesses of Rumble and Northern Data in an efficient, cost-effective, and timely manner, the anticipated benefits and cost savings of the ND Business Combination may not be realized fully, or at all, or may take longer to realize than expected.

A combined Rumble and Northern Data may experience a loss of customers or may fail to win new customers in certain countries.

Following the ND Business Combination, third parties with whom Rumble or Northern Data had relationships prior to the announcement of the ND Business Combination may terminate or otherwise reduce the scope of their relationship with either party in anticipation or after the completion of the ND Business Combination. In addition, the combined company may face difficulties in acquiring new customers in certain countries. Any such loss of business or the inability to win new customers could limit the combined company’s ability to achieve the anticipated benefits of the ND Business Combination. Such risks could also be exacerbated by a delay in the settlement of the Exchange Offer and the ND Business Combination.

The combined company may be unable to retain and motivate Rumble and/or Northern Data personnel successfully.

The success of the ND Business Combination will depend, in part, on the combined company’s ability to retain the talents and dedication of key employees, including key decision-makers, currently employed by Rumble and Northern Data. Such employees may decide not to remain with Rumble and Northern Data, as applicable, while the ND Business Combination is pending or with the combined company after the ND Business Combination is completed. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Rumble and Northern Data to hiring suitable replacements, all of which may cause Rumble’s business to deteriorate. Rumble and Northern Data may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms. In addition, Rumble and Northern Data may not be able to motivate certain key employees following the completion of the ND Business Combination due to organizational changes, reassignments of responsibilities, the perceived lack of appropriate opportunities for advancement or other reasons. If the combined company fails to successfully retain and motivate the employees of Rumble and/or Northern Data, relevant capabilities and expertise may be lost, which may have an adverse effect on the cash flows, financial condition and results of operations of Rumble and Northern Data.

Our stockholders will experience immediate dilution as a consequence of the issuance of our Class A Common Shares pursuant to the Exchange Offer and the other transactions contemplated by the ND Business Combination Agreement, which could reduce the market price of our Class A Common Shares.

Pursuant to the Exchange Offer and the related purchases pursuant to the Transaction Support Agreements, a significant number of our Class A Common Shares will be issued to Northern Data Shareholders in connection with the ND Business Combination. Therefore, Rumble Stockholders will experience immediate dilution upon consummation of the ND Business Combination. This dilution could reduce the market price of our Class A Common Shares.

We may require additional capital to support our growth strategy or operations, and such financing may not be available on acceptable terms or at all.

To execute our growth strategy, we may need to raise additional capital in the future. Our ability to secure financing will depend on various factors, including market conditions, interest rates, investor sentiment toward Rumble’s industry, and Rumble’s operating performance and financial condition at the time of the financing.

We may seek additional funds through public or private equity offerings, debt financings, asset-backed lending, or strategic partnerships. However, such financing may not be available to Rumble on commercially reasonable terms, or at all. If Rumble raises funds through the issuance of equity or convertible securities, our existing stockholders could experience dilution, and any new securities may have rights, preferences, or privileges senior to those of our Class A Common Shares. If we raise funds through debt financing, we may incur significant interest obligations and be subject to restrictive covenants that could limit our operational flexibility. Moreover, reliance on outside capital increases our exposure to macroeconomic volatility, including tightening credit conditions, higher interest rates, or disruptions in financial markets. If we are unable to obtain adequate financing when needed, or if we are forced to do so under unfavorable terms, we may be unable to invest in critical initiatives, respond to competitive pressures, or scale our operations in line with demand. Any failure to secure sufficient capital to support our growth could delay or prevent the execution of our strategic objectives and materially and adversely affect our business, financial condition, and prospects.

We have no history of, and limited experience in, operating a cloud computing and data center business.

We have no history of, and limited experience in, providing GPUs-as-a-service and operating data center infrastructure of the type operated by Northern Data. Our operations, earnings, and ultimate financial success could suffer due to our management’s limited experience in this industry. Our management’s decisions and choices may not take into account standard industry best practices. Following the ND Business Combination, we may face the risks inherent in establishing and scaling an AI infrastructure and cloud services platform, including site development, power availability, and supply chain constraints, and we may not successfully integrate or profitably commercialize these services.

Tether holds, and will hold following the ND Business Combination, significant voting power in Rumble and will also be a lender to Northern Data. Accordingly, Tether may have interests in addition to or different from the interests of other Rumble Stockholders and may use its voting power, or its rights as a lender to Northern Data, to advance such interests.

As of the close of business on December 31, 2025, Tether owned approximately 7.4% of the voting power of Rumble’s outstanding capital stock and, if the ND Business Combination closed on December 31, 2025, Tether would own approximately 9.9% of the voting power of Rumble (after giving effect to certain voting limitation). Additionally, Tether will, upon the closing of the ND Business Combination, be a lender to Rumble NODE Holdco, a wholly owned subsidiary of Rumble, and Rumble NODE Holdco’s subsidiaries, including Northern Data. Tether may have interests that may be different from, or in addition to, the interests of Rumble Stockholders and Northern Data Shareholders, respectively. We cannot provide any assurances as to how Tether will vote its Rumble Class A Common Shares in future votes of Rumble Stockholders or whether Tether will vote its Rumble Class A Common Shares in pursuit of interests that align with the interests of other Rumble Stockholders.

Following the ND Business Combination, Rumble will continue to be controlled by one principal stockholder.

Rumble is controlled by Mr. Pavlovski, who is the CEO and Chairman of Rumble. He will continue to serve as CEO and Chairman of Rumble following the consummation of the ND Business Combination. Mr. Pavlovski was able to exercise approximately 83% of the voting power of Rumble’s outstanding capital stock as of December 1, 2025. Following the ND Business Combination, it is anticipated that Mr. Pavlovski will continue to exercise a substantial majority of the voting power of Rumble’s outstanding capital stock and that it will be difficult for a third party to acquire Rumble without Mr. Pavlovski’s approval, even if doing so may be in the best interest of Rumble Stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The success of our business operations depends on the security, confidentiality, integrity and availability, of confidential and sensitive information. Such information includes personal information that we collect and process on our own and using systems and platforms provided by our vendors and other third parties on which we rely. Consequently, we maintain a data protection program, which includes physical, technical, and administrative safeguards, designed to identify, prevent, and mitigate the risks posed by cybersecurity threats, and to identify, analyze, address, mitigate and remediate any cybersecurity incidents that may happen in an efficient and timely manner. As part of our program:

●	We have implemented and maintain our policies, procedures and processes (PPP) related to the functioning of information technology within the company. The PPP are custom-tailored for the specific needs of the company – such as the nature and scale of the personal information that we collect and process – and incorporate controls and frameworks set forth by organizations such as the National Institute of Standards and Technology and the International Organization for Standardization. Our internal Risk Management Committee, described below, reviews our PPP at least annually to assure continuing relevance and effectiveness.

●	We maintain a dedicated, fully staffed and qualified Information Security team that reports to the office of the Chief Technology Officer (CTO) and is currently led by the Chief Information Security Officer (CISO).

●	We have implemented a risk management process and formed a Risk Management Committee, which consists of members of our management team, including members with technical expertise, to identify, evaluate and categorize any potential InfoSec risks.

●	We perform vulnerability testing and penetration testing at routine intervals to assure that our InfoSec posture remains vigilant.

●	We utilize and maintain third-party security vendors, as necessary, to provide assistance with a variety of security efforts.

●	We are reviewing our security training protocols to ensure all employees received annual security training for all employees. This security training will be focused on overall InfoSec, privacy best practices, and review of company policies.

●	We have formed and maintain a 24/7 Security Operations Center (SOC)/Network Operations Center (NOC) that continually monitors our key systems and logs.

●	We have an incident response and escalation process that is designed to detect cyber incidents and react in an appropriate manner to reduce any related damage.

●	We conduct tabletop exercises related to business continuity planning and disaster recovery, as well as incident responses for our SOC/NOC Operations team

●	Our Board is regularly updated regarding the current state of InfoSec, its future roadmap, and any significant or material cybersecurity incidents.

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

As appropriate, our CTO and CISO report to the Board on a broad range of topics, including any significant cybersecurity risks, the status of ongoing projects, future roadmap planning, updates to the company’s PPP, and other relevant updates to our InfoSec operations and stance. In addition, our Incident Response process is designed to ensure that the Board receives timely notifications and reports, particularly with respect to any material cybersecurity incident, so that they are aware of any material incident and can provide oversight and direction as part of the response and remediation process.

Our senior management is responsible for assessing and managing the Company’s various exposures to risk, including those related to cybersecurity, on a day-to-day basis, including the identification of risks through an enterprise risk management framework and the creation of appropriate risk management programs and policies to address such risks. Our Risk Management Committee is responsible for assessing and categorizing any significant identifiable risks and presenting them to senior management in a timely manner along with recommendations on how to manage these identified risks. All potential risks are identified, quantified, and categorized in such a manner that they can be ranked and presented to senior management for appropriate disposition (such as avoidance, acceptance, mitigation, etc.). Our CTO and CISO have the primary responsibility for managing our cybersecurity program and efforts. We perform internal audits of our internal information technology controls and implementation, and we carry out a tabletop exercise at least once each year to determine our ability to respond to cybersecurity incidents in an effective and efficient manner.

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

In January 2021, we filed an antitrust lawsuit against Google in the U.S. District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. The court heard arguments on Google’s motion for summary judgment in February 2025. The trial was scheduled for July 7, 2025. On May 21, 2025, the court granted Google’s motion for summary judgment on statute of limitations grounds and dismissed the case. The Company has filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company’s appeal brief was filed on September 10, 2025. Google’s opposition brief was filed on November 10, 2025 and the Company’s reply was filed on December 1, 2025. In addition, on November 12, 2025, the Company filed a notice of motion for an indicative ruling on a request for recusal and reassignment on the grounds that the District Court’s impartiality might reasonably be questioned in light of newly discovered facts. The District Court deferred to rule on that motion, leaving it to the Ninth Circuit Court of Appeals to render its determination.

In addition, in May 2024, we filed a second antitrust lawsuit against Google in the U.S. District Court for the Northern District of California related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021. In August 2024, we filed an amended complaint, and in September 2024, Google filed a motion to dismiss. In December 2024, the U.S. Judicial Panel on Multidistrict Litigation (JPML) transferred the case to the existing proceeding, In re: Google Digital Advertising Antitrust Litigation (JPML No. 3010). After common questions of fact are resolved in the Multidistrict Litigation proceeding, this case would be transferred back to the Northern District of California for trial. A second amended complaint was filed in April 2025. Google sought leave to file a motion to dismiss, which motion was filed on August 1, 2025. The Company’s response to such motion to dismiss was filed on October 3, 2025. In January 2026, the Court granted in part and denied in part Google’s motion. The case is ongoing.

In January 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of Rumble or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth USD 419.0 million (based on the value ascribed to our Class A Common Shares in the ND Business Combination), together with other damages including punitive damages and costs. Although we believe that the allegations are meritless and intend to vigorously defend against them, the result or impact of such claims is uncertain, and could result in, among other things, damages, and/or awards of attorneys’ fees or expenses. A mediation session was held in April 2025. No settlement was reached. The Company filed its third amended complaint on January 30, 2026. The case remains in discovery.

Along with co-plaintiff Eugene Volokh, in December 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. In February 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law. The New York Attorney General appealed that decision to the U.S. Court of Appeals for the Second Circuit. In a 2-1 decision, the court held that if the law were interpreted in accordance with the Company’s position, it would be unconstitutional; that said, they believe a different interpretation of the law is possible and have certified the questions to the state high court to interpret the law, putting off a federal appellate ruling on constitutionality. The Company’s brief was filed with the State of New York Court of Appeals on February 4, 2026. The injunction remains in place while the state court reviews.

In October 2024, plaintiff David Stebbins filed a lawsuit in the U.S. District Court for the District of Delaware naming Rumble and an unaffiliated entity doing business as “The Specter Report” as defendants. Mr. Stebbins, who is not represented by counsel, alleges six counts of copyright infringement and one count of slander and seeks injunctive relief and USD 900,000 in damages from Rumble. We have not yet been formally served with the lawsuit and believe that the allegations are meritless. The court dismissed the case against the Company in May 2025. The plaintiff appealed to the U.S. Court of Appeals for the Third Circuit.

In November 2024, we filed a lawsuit against the California Attorney General and Secretary of State in the U.S. District Court for the Eastern District of California to enjoin the enforcement of AB 2655, a recently enacted state law regulating online platforms. The law would require online platforms to receive reports about posts related to elections, public officials, and candidates for office that are deemed “materially deceptive”, then remove or label the content. Our lawsuit was consolidated with similar lawsuits filed by other affected online platforms and content creators, and the state of California has agreed to enjoin the enforcement of the law during the initial phases of the litigation. The plaintiffs’ summary judgment motions were filed on March 7, 2025. A further stay of enforcement was issued by the court through October 25, 2025. The summary judgment hearing took place on August 5, 2025. The judge granted our summary judgment motion from the bench. He ruled that Section 230 preempted all of AB 2655 and subsequently issued a permanent injunction against the enforcement of AB2655. The state of California filed its appeal brief on January 12, 2026. The Company’s answer will be filed on March 11, 2026.

In February 2025, we filed a complaint and a request for a Temporary Restraining Order (“TRO”) in the U.S. District Court for the Middle District of Florida against Brazilian Supreme Court Justice Alexandre de Moraes related to content blocking orders issued by him against Rumble. The court denied, without prejudice, Rumble’s motion for a TRO on the grounds that the matter was not ripe for judicial review. The court noted that Justice Moraes’s pronouncements and directives had not been properly served on Rumble, that Rumble was not obligated to comply with such pronouncements and directives, and that no U.S. entity was required to enforce them. We filed an amended complaint on June 6, 2025. We filed a request to supplement the amended complaint on July 13, 2025 in response to a new illegal blocking order from Justice Moraes and filed a further amended complaint on July 16, 2025, which the Company attempted to serve via the Hague Service Convention. The Company filed a motion for alternative service on February 2, 2026.

In April 2025, along with Rebel News, we filed a lawsuit in the Ontario Superior Court of Justice against Canada, Canada Lands Company, et al alleging that the defendants tried to block two lawful and peaceful public gatherings celebrating free speech in the Toronto area in 2024. Certain parties have been removed from the action. The case is ongoing.

In June 2025, we were served with a lawsuit from an individual named Michael Goldstein, alleging that the Company violated the California Invasion of Privacy Act by improperly disclosing personally identifiable information by way of the Facebook Pixel. The case was brought in a California state court. The case was moved to federal court in the U.S. District Court for the Central District of California. The Company filed a motion to dismiss on August 18, 2025. The plaintiff responded on September 18, 2025, to which the Company replied on October 9, 2025. On November 6, 2025, the Court granted the Company’s Motion to Dismiss, with leave to amend. On December 5, 2025, the Plaintiff filed his amended complaint. The Company filed its Motion to Dismiss on January 26, 2026. As with prior privacy-related lawsuits, we believe that the plaintiff’s allegations are meritless.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Warrants are listed on Nasdaq under the symbols “RUM” and “RUMBW”, respectively.

Holders of Record

As of March 1, 2026, there were (i) 157 shareholders of record of our Class A Common Stock, (ii) 9 shareholders of record of our Class C Common Stock, (iii) one shareholder of record of our Class D Common Stock and (iv) 12 holders of record of our warrants to purchase our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

Dividend Policy

We do not anticipate declaring or paying any cash dividends on our Class A Common Stock in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that our Board will declare dividends in the foreseeable future.

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

The SEC requires the Company to include a line graph presentation comparing cumulative five-year common stock returns, or in the case of Rumble, the date of the consummation of the ND Business Combination, with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (“S&P”) 500 Index as the broad-based index. The S&P 500 Index was chosen as the Company does not believe any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on September 16, 2022, the date of the consummation of the ND Business Combination, and that all dividends are reinvested. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and Rumble Inc.’s (“Rumble” or the “Company”) consolidated financial statements as of and for the years ended December 31, 2025 and 2024 (“consolidated financial statements”) and other information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Overview

We are a high growth, video sharing and cloud services provider platform designed to help content creators manage, distribute, and monetize their content by connecting them with brands, publishers, and directly to their subscribers and followers. Our registered office is 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. Our shares of Class A common stock and warrants are traded on Nasdaq under the symbols “RUM” and “RUMBW”, respectively.

Significant Events and Transactions

On February 7, 2025, Tether, the largest company in the digital assets industry and the most widely used dollar stablecoin across the world, purchased 103,333,333 shares of Class A Common Stock at a price per share of $7.50, totaling $775 million in gross proceeds to Rumble. As part of the closing of the transaction, the Company completed a tender offer to purchase 70,000,000 shares of its Class A Common Stock at a price of $7.50 per share for a total of $525 million, excluding fees and expenses related to the tender offer.

On November 10, 2025, the Company entered into the ND Business Combination Agreement. Subject to the satisfaction or waiver of the terms and conditions of the ND Business Combination Agreement, the Company will submit the Exchange Offer to all shareholders of Northern Data to acquire each Northern Data Share in exchange for certain shares of Class A Common Stock. Each Northern Data Share that is validly tendered and accepted for exchange will be exchanged for 2.0281 newly issued shares of our Class A Common Stock (with customary settlement mechanisms for fractional shares), subject to the satisfaction or waiver of the conditions to the Exchange Offer.

Tether, along with an affiliate of Northern Data’s current co-CEO (Aroosh Thillainathan) and another significant shareholder, collectively holding approximately 70% of the outstanding Northern Data Shares, have entered into the Transaction Support Agreements pursuant to which they will exchange their Northern Data Shares at the same Exchange Ratio contemporaneously with the closing of the Exchange Offer.

The launch of the Exchange Offer is expected to occur during the second quarter of 2026. The ND Business Combination is expected to close in the second quarter of 2026, subject to satisfaction of closing conditions and regulatory approvals.

Additionally, the Company has entered into a significant agreement with Tether, which includes an initial commitment by Tether to purchase up to $150 million of GPU services over a two-year period following the closing of the ND Business Combination.

The Company also announced a $100 million advertising commitment from Tether, representing $50 million per year over a two-year period beginning in the first quarter of 2026. This commitment is not contingent upon the completion of the ND Business Combination.

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

Other Initiatives includes digital advertisements that are placed on Rumble’s network of third-party publisher websites or mobile applications; and cloud. Cloud includes consumption-based fees, subscriptions for infrastructure and professional services, and license agreements related to Rumble Player.

Refer to Note 2, Summary of Significant Accounting Policies, under “Item 8. Financial Statements and Supplementary Data.”

Expenses

Expenses primarily include cost of services, general and administrative, research and development, sales and marketing, acquisition-related transaction costs, amortization and depreciation, change in fair value of digital assets, and change in fair value of contingent consideration. The most significant components of our expenses on an ongoing basis are programming and content, service provider costs, and staffing-related costs.

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

Change in Fair Value of Digital Assets

Change in fair value of digital assets reflects gains or losses arising from the remeasurement of our bitcoin investment.

Change in Fair Value of Contingent Consideration

Certain contingent consideration associated with the Callin acquisition does not meet the criteria for equity classification, and must be recorded as a liability in accordance with guidance contained in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”). Because the contingent consideration meets the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), it is measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the consolidated statements of operations in the applicable period of change.

Non-Operating Income and Other Items

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. We invest in highly liquid securities such as money market funds, treasury bills and term deposits.

Other Income (Expense)

Other income (expense) consists of miscellaneous income earned and expenses incurred outside of the normal course of business as well as foreign exchange gains and losses on transactions denominated in currencies other than the U.S. dollar.

Change in Fair Value of Warrant Liability

We account for our outstanding warrants in accordance with ASC 815-40, under which the warrants issued in connection with the ND Business Combination do not meet the criteria for equity classification, and must be recorded as liabilities. As these warrants meet the definition of a liability under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the consolidated statements of operations in the applicable period of change.

Change in Fair Value of Derivative

The forward purchase contracts in connection with the Tether transaction do not meet the criteria for equity classification, and must be recorded as a liability in accordance with guidance contained in ASC 815-40. Because the derivative meets the definition of a liability under ASC 815, it is measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the consolidated statements of operations in the applicable period of change.

Income Tax Benefit (Expense)

Income tax benefit (expense) consists of the estimated federal, state, and foreign income taxes incurred in the U.S. and other jurisdictions in which we operate.

Key Business Metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the key business metrics described below.

Monthly Active Users

We use MAUs as a measure of audience engagement to help us understand the volume of users engaged with our content on a monthly basis. MAUs represent the total web, mobile app, and connected TV users of Rumble for each month, which allows us to measure our total user base calculated from data provided by Google, a third-party analytics provider. Google defines “active users” as the “[n]umber of distinct users who visited your website or application.” We have used the Google analytics systems since we first began publicly reporting MAU statistics, and the resulting data have not been independently verified.

As of July 1, 2023, UA, Google’s analytics platform on which we historically relied for calculating MAUs using company-set parameters, was phased out by Google and ceased processing data. At that time, GA4 succeeded UA as Google’s next-generation analytics platform, which has been used to determine MAUs since the third quarter of 2023 and which we expect to continue to use to determine MAUs in future periods. Although Google has disclosed certain information regarding the transition to GA4, Google does not currently make available sufficient information relating to its new GA4 algorithm for us to determine the full effect of the switch from UA to GA4 on our reported MAUs. Because Google has publicly stated that metrics in UA “may be more or less similar” to metrics in GA4, and that “[i]t is not unusual for there to be apparent discrepancies” between the two systems, we are unable to determine whether the transition from UA to GA4 has had a positive or negative effect, or the magnitude of such effect, if any, on our reported MAUs. It is therefore possible that MAUs that we reported based on the UA methodology (“MAUs (UA)”) for periods prior to July 1, 2023, cannot be meaningfully compared to MAUs based on the GA4 methodology (“MAUs (GA4)”) in subsequent periods.

MAUs (GA4) represent the total web, mobile app, and connected TV users of Rumble for each month, which allows us to measure our total user base calculated from data provided by Google. Connected TV users were not counted within MAUs within MAUs (UA) for periods prior to July 1, 2023, and we believe the number of such users was immaterial in those prior periods. We also believe that fewer than 1 million MAUs in the current period are from connected TV, making them similarly immaterial. Google’s parameters for measuring “active users” appear to exclude many, but not all, users who access content on Rumble through “embedded” videos on domains other than rumble.com, and we are unable to determine the exact number of users who access “embedded” content within our total number of MAUs. In addition, MAUs (GA4) may rely on statistical sampling and may be based on estimates of data that Google is missing “due to factors such as cookie consent.”

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

MAUs (GA4) were 52 million on average in the fourth quarter of 2025, an increase of 11% from the third quarter of 2025. The increase is primarily related to an initial investment into international expansion.

Average Revenue Per User (“ARPU”)

We use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics). ARPU does not include Other Initiatives revenue.

ARPU was $0.46 in the fourth quarter of 2025, an increase of 2% from the third quarter of 2025. ARPU did not increase materially due to both audience monetization revenue and MAUs both increasing.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2025 and 2024:

For the year ended December 31,	2025	2024

Revenues	$100,622,320	$95,488,190

Expenses
Cost of services (content, hosting and other)	$107,383,833	$138,472,266
General and administrative	48,738,522	36,646,307
Research and development	18,743,630	18,923,319
Sales and marketing	23,892,235	17,330,925
Acquisition-related transaction costs	13,303,532	-
Amortization and depreciation	14,564,535	13,614,587
Change in fair value of digital assets	649,638	-
Change in fair value of contingent consideration	-	1,354,357
Total expenses	227,275,925	226,341,761
Loss from operations	(126,653,605)	(130,853,571)
Interest income	10,419,139	8,083,903
Other expense	(10,643)	(207,431)
Change in fair value of warrant liability	24,781,975	(32,694,697)
Change in fair value of derivative	9,700,000	(184,699,998)
Loss before income taxes	(81,763,134)	(340,371,794)
Income tax (expense) benefit	(67,228)	2,009,015
Net loss	$(81,830,362)	$(338,362,779)

Revenues

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues	$100,622,320	$95,488,190	$5,134,130	5%

Revenues increased by $5.1 million to $100.6 million in the year ended December 31, 2025 compared to the year ended December 31, 2024, of which $3.0 million was attributable to an increase in Audience Monetization revenues, in addition to higher Other Initiatives revenues of $2.1 million. The increase in Audience Monetization revenues was driven by $14.0 million in higher subscription fees and $2.8 million from licensing, tipping fees, and platform hosting fees, offset by a $13.8 million decrease in advertising. We are continuing to see progress in the uptake of new brands, but we are still at the early stages of that process. The increase in Other Initiative revenue was due to a $1.2 million increase in cloud services offered and a $0.9 million increase in advertising inventory being monetized by our publisher network.

Cost of Services

	Year Ended December 31,
	2025	2024	$ Change	% Change
Cost of services (content, hosting and other)	$107,383,833	$138,472,266	$(31,088,433)	(22)%

Cost of services decreased by $31.1 million to $107.4 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a reduction in programming and content costs of $33.9 million, offset by an increase in other costs of services of $2.8 million.

General and Administrative Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
General and administrative	$48,738,522	$36,646,307	$12,092,215	33%

General and administrative expenses increased by $12.1 million to $48.7 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to an increase of $6.3 million in payroll and related expenses and $5.8 million in other administrative expenses. The increase in payroll and related expense is driven by: a one-time $4.8 million increase in compensation costs related to the departures of an executive and a director; a one-time $2.3 million increase in payroll taxes associated with stock options exercised related to the tender offer in the first quarter of 2025 stemming from the strategic investment from Tether; offset by a $0.8 million decrease in share-based compensation related to the recognition of contingent shares issued in connection with the Callin acquisition that were accounted for as a post-combination expense. The increase in other administrative expenses of $5.8 million was due to a rise in expenses related to public company-related costs, including legal, accounting, and other administrative services.

Research and Development Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
Research and development	$18,743,630	$18,923,319	$(179,689)	(1)%

Research and development expenses decreased by $0.2 million to $18.7 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted from a $0.4 million reduction in costs associated with computer software, hardware, and other expenditures used in research and development-related activities, offset by an increase in payroll and related expenses of $0.2 million.

Sales and Marketing Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
Sales and marketing	$23,892,235	$17,330,925	$6,561,310	38%

Sales and marketing expenses increased by $6.6 million to $23.9 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to a rise in marketing and public relations activities of $5.5 million and an increase in payroll and related expenses of $1.5 million, offset by a reduction in consulting services of $0.4 million.

Acquisition-Related Transaction Costs

	Year Ended December 31,
	2025	2024	$ Change	% Change
Acquisition-related transaction costs	$13,303,532	$-	$13,303,532	NM

NM – not meaningful

Acquisition-related transaction costs increased by $13.3 million to $13.3 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by professional fees and other expenses incurred in connection with acquisition-related initiatives. These costs reflect the Company’s continued evaluation of strategic opportunities to support growth.

Amortization and Depreciation

	Year Ended December 31,
	2025	2024	$ Change	% Change
Amortization and depreciation	$14,564,535	$13,614,587	$949,948	7%

Amortization and depreciation increased by $0.9 million to $14.6 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to an increase of $0.5 million from depreciation on our property and equipment as we continue to build out our infrastructure, as well as an increase in amortization from intangible assets of $0.4 million.

Change in Fair Value of Digital Assets

	Year Ended December 31,
	2025	2024	$ Change	% Change
Change in fair value of digital assets	$649,938	$-	$649,938	NM

NM – not meaningful

Change in fair value of digital assets expense increased by $0.6 million to $0.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change in fair value of digital assets reflects the remeasurement of our Bitcoin investment to its fair value at each reporting period. There were no investments in Bitcoin during the year ended December 31, 2024.

Change in Fair Value of Contingent Consideration

	Year Ended December 31,
	2025	2024	$ Change	% Change
Change in fair value of contingent consideration	$-	$1,354,357	$(1,354,357)	(100)%

Change in fair value of contingent consideration decreased by $1.4 million to $nil in the year ended December 31, 2025 compared to the year ended December 31, 2024. The contingent consideration liability arose in connection with the Callin acquisition and the fair value of this contingent consideration was measured using the fair value of the expected number of shares to be issued and the Company’s share price at closing. The change in fair value of contingent consideration for the year ended December 31, 2024 was directly attributable to changes in the Company’s share price since the closing and the probability of contingencies being met. No comparable change occurred following the derecognition and reclassification of the contingent consideration to equity on May 15, 2024.

Interest Income

	Year Ended December 31,
	2025	2024	$ Change	% Change
Interest income	$10,419,139	$8,083,903	$2,335,236	29%

Interest income increased by $2.3 million to $10.4 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to the Company’s investment in money market funds, treasury bills and term deposits.

Other Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
Other expense	$(10,643)	$(207,431)	$196,788	(95)%

Other expense decreased by $0.2 million to $10.6 thousand in the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was driven by higher foreign currency rate fluctuation as we maintained the majority of our cash balance in U.S. dollars, which is our functional currency, as of December 31, 2025.

Change in Fair Value of Warrant Liability

	Year Ended December 31,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$24,781,975	$(32,694,697)	$57,476,672	(176)%

Change in fair value of warrant liability increased by $57.5 million, resulting in a gain of $24.8 million in the year ended December 31, 2025. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The increase in the change in fair value of warrant liability was directly attributable to changes in the trading price of Rumble’s warrants.

Change in Fair Value of Derivative

	Year Ended December 31,
	2025	2024	$ Change	% Change
Change in fair value of derivative	$9,700,000	$(184,699,998)	$194,399,998	(105)%

Change in fair value of derivative increased by $194.4 million, resulting in a gain of $9.7 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. The derivative arose in connection with the forward purchase contracts related to the Tether transaction. As the forward purchase contracts meet the classification of a financial liability in accordance with ASC 815-40, the related derivative is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of these forward purchase contracts was measured using a Monte Carlo simulation methodology that includes simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The increase relates to the revaluation of the forward purchase contracts in connection with the Tether transaction.

Income Tax (Expense) Benefit

	Year Ended December 31,
	2025	2024	$ Change	% Change
Income tax (expense) benefit	$(67,228)	$2,009,015	$(2,076,243)	(103)%

Income tax expense increased by $2.1 million to $67.2 thousand in the year ended December 31, 2025 compared to the year ended December 31, 2024. The income tax expense increase was driven by the capitalization of a deferred tax liability of $2.1 million during the year ended December 31, 2024 in connection with the milestone payments related to the North River acquisition. There was no comparable item during the year ended December 31, 2025.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and funds previously raised. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of December 31, 2025, our cash and cash equivalents balance was $237.9 million. Cash and cash equivalents consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As of December 31, 2025, our digital asset holdings were valued at $18.5 million and consisted of 210.82 bitcoin. Our corporate treasury diversification strategy of allocating a portion of the Company’s excess cash reserves to bitcoin emphasizes our belief in bitcoin as a valuable tool for strategic planning and is designed to accelerate the Company’s expansion into cryptocurrency.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators, including sports leagues. As of December 31, 2025, we had entered into programming and content agreements with a minimum contractual cash commitment of $45 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 36 months, commencing in 2026.

The following table presents a summary of the consolidated statements of cash flows:

	Year Ended December 31,
Net cash provided by (used in):	2025	2024	$ Change
Operating activities	$(70,430,149)	$(87,010,475)	$16,580,326
Investing activities	(26,054,766)	(15,644,135)	(10,410,631)
Financing activities	220,385,468	(1,665,148)	222,050,616

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 primarily consisted of net loss adjusted for certain non-cash items, including $33.8 million in gains from the changes in fair value of warrants, derivatives and digital assets, partially offset by a $23.8 million change in share-based compensation, $14.6 million in changes in amortization and depreciation, $1.2 million in changes in non-cash lease expenses,$1.0 million in changes in the provision of credit losses, as well as changes in operating assets and liabilities. The decrease in net cash used in operating activities during the year ended December 31, 2025 compared to the year ended December 31, 2024 was mostly due to changes in net loss adjusted for certain non-cash items, offset by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 consisted of $7.0 million in purchases of property, equipment, and intangible assets, and $19.1 million in the purchase of digital assets. The increase in net cash used in investing activities during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to the investment in digital assets, offset by a decrease in purchases of property, equipment and intangible assets. Additionally, the cash paid to non-accredited investors related to the Callin acquisition and cash paid in connection with the North River acquisition in the year ended December 31, 2024 contributed to the increase in net cash used in investing activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 consisted of the issuance of $775.0 million in shares of Class A Common Stock and a corresponding $525.0 million share repurchase completed in connection with the tender offer, both related to the strategic investment from Tether. Share issuance costs of $29.4 million were incurred in connection with the transaction. Additionally, the net cash provided by financing activities includes $3.2 million from proceeds related to stock options exercised and employee stock purchase plan contributions, offset by $3.3 million in taxes paid from the net share settlement of share-based compensation. The increase in net cash provided by financing activities compared to the year ended December 31, 2025 was due to the proceeds from the strategic investment from Tether, as well as the proceeds from stock options exercised and employee stock purchase plan contributions. These inflows were partially offset by the share repurchases in connection with the tender offer and taxes paid from the net share settlement of share-based compensation.

Summary of Quarterly Results

Information for the most recent quarters presented is as follows:

	Dec 31, 2025	Sep 30, 2025	June 30, 2025	Mar 31, 2025
Total revenue	$27,068,454	$24,762,445	$25,084,631	$23,706,790
Net loss	$(32,693,477)	$(16,261,762)	$(30,224,930)	$(2,650,193)

	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Total revenue	$30,228,287	$25,056,904	$22,469,543	$17,733,456
Net loss	$(236,752,626)	$(31,539,413)	$(26,780,700)	$(43,290,040)

Non-U.S. GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use certain non-U.S. GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-U.S. GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. We use the non-U.S. GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss) excluding interest income (expense), net, other income (expense), net, provision for income taxes, depreciation and amortization, share-based compensation expense, acquisition-related transaction costs, change in fair value of warrants, change in fair value of digital assets, change in fair value of contingent consideration, and change in the fair value of derivative. The Company’s management believes that it is important to consider Adjusted EBITDA, in addition to net income (loss), as it helps identify trends in our business that could otherwise be masked by the effect of the gains and losses that are included in net income (loss) but excluded from Adjusted EBITDA.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), the nearest U.S. GAAP equivalent. As a result of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, to Adjusted EBITDA:

Reconciliation of Adjusted EBITDA

For the year ended December 31,	2025	2024

Net loss	$(81,830,362)	$(338,362,779)
Adjustments:
Amortization and depreciation	14,564,535	13,614,587
Share-based compensation expense	23,836,781	23,814,763
Interest income	(10,419,139)	(8,083,903)
Other expense	10,643	207,431
Income tax (expense) benefit	67,228	(2,009,015)
Change in fair value of warrants liability	(24,781,975)	32,694,697
Change in fair value of contingent consideration	-	1,354,357
Change in fair value of derivative	(9,700,000)	184,699,998
Change in fair value of digital assets	649,638	-
Acquisition-related transaction costs	13,303,532	-
Adjusted EBITDA	$(74,299,119)	$(92,069,864)

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with US GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We evaluate our estimates on a continuous basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

For further information on the summary of significant accounting policies and the effect on our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. The trade and barter expense is recorded in sales and marketing expenses in the consolidated statements of operations.

Arrangement to Sell Shares to Tether (Unit of Account)

The Company applied judgment in determining whether the support agreements and agreement to sell shares to Tether were a single unit or multiple units of account. Given that the agreements were entered into contemporaneously and in contemplation of one another, the closing of the support agreements was contingent on the close of the sale of shares to Tether, and the agreements relate to the same underlying risk (the price risk of the Company’s shares), the Company determined that the overall arrangement was one unit of account. As a result, the arrangement is accounted for as a derivative initially and subsequently measured at fair value with changes through net loss. See Note 16 for information regarding the estimation of the fair value of the derivative.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Credit Risk

We are exposed to credit risk on our cash, cash equivalents, and accounts receivable. We place cash and cash equivalents with financial institutions with high credit standing, and we place excess cash in marketable investment-grade debt securities. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. No single customer represented 10% or more of the total revenue for the year ended December 31, 2025. However, a meaningful portion of our revenue for the year ended December 31, 2024 was derived from service agreements with one customer, which accounted for $14.9 million, or 16%, of total revenue. As of December 31, 2025 and 2024, no single customer represented 10% or more of total accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash and cash equivalents. As of December 31, 2025, we had cash and cash equivalents of $237.9 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Item 8. Financial Statements and Supplementary Data

Rumble Inc.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rumble Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rumble Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP

Seattle, Washington

March 5, 2026

We have served as the Company’s auditor since 2023.

Rumble Inc.

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

For the year ended December 31,	2025	2024

Revenues	$100,622,320	$95,488,190

Expenses
Cost of services (content, hosting and other)	$107,383,833	$138,472,266
General and administrative	48,738,522	36,646,307
Research and development	18,743,630	18,923,319
Sales and marketing	23,892,235	17,330,925
Acquisition-related transaction costs	13,303,532	-
Amortization and depreciation	14,564,535	13,614,587
Change in fair value of digital assets	649,638	-
Change in fair value of contingent consideration	-	1,354,357

Total expenses	227,275,925	226,341,761

Loss from operations	(126,653,605)	(130,853,571)
Interest income	10,419,139	8,083,903
Other expense	(10,643)	(207,431)
Change in fair value of warrant liability	24,781,975	(32,694,697)
Change in fair value of derivative	9,700,000	(184,699,998)

Loss before income taxes	(81,763,134)	(340,371,794)
Income tax (expense) benefit	(67,228)	2,009,015

Net loss	$(81,830,362)	$(338,362,779)

Loss per share – basic and diluted	$(0.32)	$(1.66)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	254,739,238	204,100,835

Share-based compensation expense included in expenses:
Cost of services (content, hosting and other)	$4,435,783	$9,030,594
General and administrative	14,434,478	11,788,130
Research and development	3,287,078	2,014,168
Sales and marketing	1,679,442	981,871

Total share-based compensation expense	$23,836,781	$23,814,763

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2025	December 31, 2024

Assets

Current assets
Cash and cash equivalents	$237,919,453	$114,018,900
Accounts receivable, net	11,859,231	9,778,941
Prepaid expenses and other	14,767,472	12,329,789
	264,546,156	136,127,630

Other non-current assets	1,123,781	402,475
Digital assets	18,450,362	-
Property and equipment, net	16,178,941	17,068,076
Right-of-use assets, net	1,868,458	1,753,100
Intangible assets, net	24,023,709	29,306,135
Goodwill	10,655,391	10,655,391
	$336,846,798	$195,312,807

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$27,875,120	$18,223,372
Deferred revenue	16,105,587	12,812,984
Lease liabilities	1,281,444	1,000,643
Derivative liability	-	184,699,998
	45,262,151	216,736,997

Lease liabilities, net of current portion	633,128	799,910
Warrant liability	15,609,327	40,391,302
Other liability	500,000	500,000
	62,004,606	258,428,209
Commitments and contingencies (Note 16)

Shareholders’ equity (deficit)
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 215,736,576 and 118,808,857 shares issued and outstanding, as of December 31, 2025 and 2024, respectively; 170,000,000 Class C (and corresponding ExchangeCo Share) authorized, 123,690,470 and 165,153,621 shares issued and outstanding, as of December 31, 2025 and 2024, respectively; 110,000,000 Class D authorized, 95,791,120 and 105,782,403 shares issued and outstanding, as of December 31, 2025 and 2024, respectively)	773,439	768,892
Accumulated deficit	(565,396,304)	(483,565,942)
Additional paid-in capital	839,465,057	419,681,648
	274,842,192	(63,115,402)
	$336,846,798	$195,312,807

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

	For the year ended December 31, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2024	118,808,857	165,153,621	105,782,403	$741,799	$16,515	$10,578	$419,681,648	$(483,565,942)	$(63,115,402)
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	41,463,151	(41,463,151)	-	4,146	(4,146)	-	-	-	-
Cancellation of Class D Common Stock	-	-	(9,991,283)	-	-	(999)	999	-	-
Issuance of Class A Common Stock	33,333,333	-	-	3,333	-	-	424,996,665	-	424,999,998
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	22,107,128	-	-	2,211	-	-	2,986,779	-	2,988,990
Net share settlement on restricted stock units	-	-	-	-	-	-	(3,349,241)	-	(3,349,241)
Issuance of Class A Common Stock under ESPP	24,107	-	-	2	-	-	175,508	-	175,510
Share issuance costs	-	-	-	-	-	-	(29,429,791)	-	(29,429,791)
Share-based compensation	-	-	-	-	-	-	24,402,490	-	24,402,490
Loss for the period	-	-	-	-	-	-	-	(81,830,362)	(81,830,362)
Balance, December 31, 2025	215,736,576	123,690,470	95,791,120	$751,491	$12,369	$9,579	$839,465,057	$(565,396,304)	$274,842,192

	For the year ended December 31, 2024
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2023	114,926,700	165,353,621	105,782,403	$741,410	$16,535	$10,578	$396,057,788	$(145,203,163)	$251,623,148
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	200,000	(200,000)	-	20	(20)	-	-	-	-
Issuance of Class A Common Stock in connection with Callin acquisition	836,292	-	-	84	-	-	2,656,429	-	2,656,513
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	2,845,865	-	-	285	-	-	662,918	-	663,203
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,963,132)	-	(1,963,132)
Share-based compensation	-	-	-	-	-	-	22,267,645	-	22,267,645
Loss for the year	-	-	-	-	-	-	-	(338,362,779)	(338,362,779)
Balance, December 31, 2024	118,808,857	165,153,621	105,782,403	$741,799	$16,515	$10,578	$419,681,648	$(483,565,942)	$(63,115,402)

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

For the year ended December 31,	2025	2024
Cash flows provided by (used in)

Operating activities
Net loss for the year	$(81,830,362)	$(338,362,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	14,564,535	13,614,587
Share-based compensation	23,836,781	21,530,677
Provision for credit losses	954,321	-
Net trade and barter revenue and expense	(118,873)	118,873
Non-cash lease expense	1,195,321	997,541
Change in fair value of warrants	(24,781,975)	32,694,697
Change in fair value of contingent consideration	-	1,354,357
Change in fair value of digital assets	649,638	-
Change in fair value of derivative	(9,700,000)	184,699,998
Loss on disposal of property and equipment	20,771	-
Loss on lease termination	925	-

Changes in operating assets and liabilities:
Accounts receivable	(3,034,611)	(4,338,494)
Prepaid expenses and other	(3,210,027)	2,321,553
Accounts payable and accrued liabilities	8,758,479	(4,268,101)
Deferred revenue	3,411,476	5,690,220
Deferred tax liability	-	(2,009,015)
Operating lease liabilities	(1,146,548)	(1,054,589)
Net cash used in operating activities	(70,430,149)	(87,010,475)

Investing activities
Purchase of property and equipment	(4,066,907)	(2,674,114)
Purchase of intangible assets	(2,887,859)	(4,493,422)
Sale and maturities of marketable securities	-	1,135,200
Purchase of digital assets	(19,100,000)	-
Cash paid to non-accredited investors in connection with Callin acquisition	-	(2,488,931)
Cash paid in connection with North River acquisition	-	(7,122,868)
Net cash used in investing activities	(26,054,766)	(15,644,135)

Financing activities
Taxes paid from net share settlement for share-based compensation	(3,349,241)	(1,963,132)
Proceeds from exercise of warrants and stock options	2,988,990	663,204
Proceeds from issuance of Class A Common Stock under ESPP	175,510	-
Proceeds from issuance of Class A Comon Stock	775,000,000	-
Repurchase of Class A Common Stock	(525,000,000)	-
Share issuance costs	(29,429,791)	(365,220)
Net cash provided by (used in) financing activities	220,385,468	(1,665,148)

Increase (decrease) in cash and cash equivalents during the period	123,900,553	(104,319,758)

Cash and cash equivalents, beginning of year	114,018,900	218,338,658
Cash and cash equivalents, end of year	$237,919,453	$114,018,900

Supplemental cash flow information:
Cash paid for income taxes	$33,755	$71,864
Cash paid for interest	-	288
Cash paid for lease liabilities	1,344,218	1,242,376

Non-cash investing and financing activities:
Class A Common Stock issued to settle contingent consideration liability	-	1,404,753
Deferred issuance costs included in accounts payable and accrued liabilities	-	880,000
Settlement of the derivative liability	174,999,998	-
Property and equipment in accounts payable and accrued liabilities	893,270	46,210
Recognition of operating right-of-use assets in exchange of operating lease liabilities, net of derecognition of terminated leases	1,119,786	276,738
Share-based compensation capitalized related to intangible assets	565,709	736,966

The accompanying notes are an integral part of these consolidated financial statements.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to the: provision for credit losses; valuation of share-based compensation awards; probability of achievement associated with performance-based awards; fair value of financial instruments including warrant liability, digital assets, contingent consideration, and derivative; discount rate in determining lease liabilities; valuation of long-lived assets and their associated useful lives, valuation of goodwill; and the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes; estimates of the standalone selling prices used in the recognition of revenue; and estimates in the determination of the fair value of non-cash consideration earned in trade and barter transactions. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies

Foreign Currency

The functional currencies of the Company and its foreign subsidiaries are the U.S. dollar. Transactions denominated in currencies other than the U.S. dollar are remeasured using end-of-period exchange rates or exchange rates prevailing at the date of the transaction, and the resulting gains or losses are recognized as a component of other expense.

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

The Company evaluates the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, lease liabilities, digital assets, warrant liability, derivative liability, and other liabilities, approximate fair value.

Concentration Risk

A meaningful portion of the Company’s revenue and related accounts receivable are attributable to service agreements with several customers. See Note 18 for further details.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

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

The Company generates advertising fees by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble websites, its associated mobile or connected TV applications, and newsletters. Customers pay for advertisements either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered by our users. For cost-per-message-read advertising, customers pay to have their products or services promoted by a content creator, and the Company earns revenue that may consist of fixed amounts per campaign and commissions based on performance-based metrics.

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

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

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

Other Initiatives

Other Initiatives includes digital advertisements that are placed on Rumble’s network of third-party publisher websites or mobile applications and cloud. Cloud includes consumption-based fees, subscriptions for infrastructure and professional services, and license agreements related to Rumble Player.

The Company facilitates the placement of the customer’s digital video and display advertisements on third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered by our users. The Company recognizes revenue when a user engages with the advertisement.

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

For license agreements related to the Rumble Player, the Company’s obligations include providing access to the current version of the Rumble Player throughout the term of the contract. As part of this arrangement, the customer is required to use the most current version of the player and therefore, the utility of the player to the customer is significantly affected by Rumble’s ongoing activities to maintain and support the player. Revenue is therefore recognized ratably over the term of the contract.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on observable prices of our products and services sold or priced separately in comparable circumstances to similar customers.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Principal vs Agent

In our arrangements, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis).

The Company controls the advertising inventory (including digital advertisements that are placed with third-party publishers) and the ability to monetize the content (in the case of tipping) before it is transferred to the customer and therefore is the principal in these transactions. Control is evidenced by the Company’s ability to monetize the advertising inventory or content before it is transferred to the customer.

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

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. Trade and barter revenue was $3,118,602 and $2,881,398 for the years ended December 31, 2025 and 2024, respectively. Trade and barter expenses were $3,000,000 and $3,000,000 for the years ended December 31, 2025 and 2024, respectively. The trade and barter expense is recorded in sales and marketing expense in the consolidated statement of operations.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense on the consolidated statements of operations. The Company incurred advertising expenses of $8,855,640 and $5,311,094 during the years ended December 31, 2025 and 2024, respectively.

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

For the years ended December 31, 2025 and 2024

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on deposit with banks and highly liquid investments held in treasury bills, term deposits and money market funds with original maturities of 90 days or less.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Current Expected Credit Losses

Accounts receivable includes current outstanding invoices billed to customers due under customary trade terms. The term between invoicing and when payment is due is not significant. The accounts receivable balance as of January 1, 2024 was $5,440,447.

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

Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have a material impact on the allowance for credit losses in future periods. The allowance for credit losses was $896,708 and $117,069 as of December 31, 2025 and 2024, respectively.

Digital Assets

The Company’s digital assets consist solely of our investment in bitcoin. We retain ownership of and control over our digital assets and use third-party custodial services to secure them. The cost basis of our digital assets is calculated using the first-in, first-out (FIFO) method.

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

For the years ended December 31, 2025 and 2024

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

Internal Use Software and Website Development Costs

The Company capitalizes certain costs incurred in developing software programs or websites to be used solely to meet internal needs and cloud-based applications used to deliver our services. The Company capitalizes these costs once the preliminary project stage is complete, and it is probable that the project will be completed and the software will be used to perform the intended function. Capitalized internal use software costs are included in intangible assets, net on the consolidated balance sheets. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from two to five years. Amortization of internal software development costs is included in amortization and depreciation expenses in the consolidated statements of operations.

Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (Continued)

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

For its annual impairment test performed on October 1, 2025, the Company completed an assessment and determined that there was no impairment of goodwill.

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

Forward purchase contracts that do not meet the criteria to be classified as liabilities or equity are accounted for as derivatives. Derivatives are recognized initially and subsequently at fair value at each reporting period, with changes recognized in change in fair value on derivative of the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (Continued)

New Standards or Amendments Adopted

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require public business entities, on an annual basis, to disclose specific categories within the income tax rate reconciliation and to provide additional quantitative and qualitative information for reconciling items that meet a prescribed quantitative threshold (generally 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).

The amendment requires an enhanced disaggregation and additional detail in the Company’s income tax rate reconciliation and related income tax disclosures. Upon adoption, the guidance was applied on a retrospective basis in the financial statements. See Note 19 for further details.

New Standards or Amendments Not Yet Effective

The following amendments to existing standards have been issued up to and including the date of issuance of these financial statements, however are not yet effective for the Company:

●	Accounting Standards Updates 2025-01 and 2024-03, Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. The amendments in this update require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

●	Accounting Standards Updates 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance.

●	Accounting Standards Updates 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. Therefore, this ASU requires that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. This ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.

●	Accounting Standards Updates 2025-11, Interim Reporting: Narrow-Scope Improvements (Topic 270): This ASU clarifies interim disclosure requirements and the applicability of Topic 270. It provides a comprehensive list of interim disclosures currently required under U.S. GAAP and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact. The ASU also clarifies the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP, enhancing consistency in interim reporting. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

The Company is still evaluating the potential impact of implementing the above amendments to its consolidated financial statements.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

3.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Year Ended December 31,
	2025	2024
Audience Monetization	$86,519,799	$83,458,309
Other Initiatives	14,102,521	12,029,881
Total revenues	$100,622,320	$95,488,190

The Company recognizes revenue either at a point in time or over time, depending upon the characteristics of the contract.

	Year Ended December 31,
	2025	2024
Point in time	$38,843,567	$36,318,995
Over time	61,778,753	59,169,195
Total revenues	$100,622,320	$95,488,190

Deferred Revenue

Deferred revenue recorded at December 31, 2025 is expected to be fully recognized by December 31, 2026. The deferred revenue balance as of December 31, 2025 was $16,105,587. The deferred revenue balance as of December 31, 2024 was $12,812,984, of which $11,009,985 was recognized as revenues for the year ended December 31, 2025. The deferred revenue balance as of January 1, 2024 was $7,003,891, of which $6,716,383 was recognized as revenues for the year ended December 31, 2024.

4.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

		As of December 31,
	Contracted Maturity	2025	2024
Cash	Demand	$7,651,820	$7,344,275
Treasury bills, money market funds, and term deposits	Demand	230,267,633	106,674,625
		$237,919,453	$114,018,900

As of December 31, 2025 and 2024, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the day-to-day business operations.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

5.	Digital Assets

The Company’s digital assets holdings consist of the following:

		As of December 31, 2025			As of December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	210.82	$19,100,000	$18,450,362	-	$-	$-
		$19,100,000	$18,450,362		$-	$-

The following table presents a reconciliation of the Company’s digital asset holdings:

Bitcoin
December 31, 2024	$-
Purchase of digital assets	19,100,000
Change in fair value	(649,638)
December 31, 2025	$18,450,362

6.	Property and Equipment

	As of December 31,
	2025	2024
Computer hardware	$29,008,789	$24,577,345
Furniture and fixtures	261,769	123,417
Leasehold improvements	2,295,521	1,942,799
	31,566,079	26,643,561
Accumulated depreciation	(15,387,138)	(9,575,485)

Net carrying value	$16,178,941	$17,068,076

Depreciation expense on property and equipment for the years ended December 31, 2025 and 2024 were $5,828,541 and $5,296,024, respectively.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. These leases have original lease periods expiring between 2026 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	As of December 31,
		2025		2024
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Right-of-use assets	$5,229,708	$(3,361,250)	$4,109,922	$(2,356,822)
Net carrying value		$1,868,458		$1,753,100

Operating lease costs for the years ended December 31, 2025 and 2024 were $1,392,053 and $1,175,186, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

Supplemental balance sheet information related to the operating lease liabilities is as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term	1.59 years	1.85 years
Weighted-average incremental borrowing rate	11.51%	7.26%

The following shows the future minimum lease payments for the remaining years under the lease arrangements as of December 31, 2025:

2026	$1,426,242
2027	627,394
2,053,636
Less: imputed interest*	(139,064)
1,914,572

Current portion	$1,281,444
Long-term portion	$633,128

*	Imputed interest represents the difference between undiscounted cash flows and cash flows

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

8.	Intangible Assets

	As of December 31, 2025
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	3.17	$462,047	$(247,651)	$214,396
Domain name	10.51	500,447	(153,452)	346,995
Brand	5.84	1,284,000	(537,169)	746,831
Software and technology	3.17	30,325,084	(14,126,148)	16,198,936
Internal software development	2.54	10,029,795	(3,513,244)	6,516,551
Assembled workforce	-	726,222	(726,222)	-
		$43,327,595	$(19,303,886)	$24,023,709

	As of December 31, 2024
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	4.17	$461,663	$(179,563)	$282,100
Domain name	11.42	500,448	(120,089)	380,359
Brand	6.83	1,284,000	(408,769)	875,231
Software and technology	3.72	30,314,958	(8,063,413)	22,251,545
Internal software development	3.50	6,586,351	(1,341,784)	5,244,567
Assembled workforce	0.75	726,222	(453,889)	272,333
		$39,873,642	$(10,567,507)	$29,306,135

Amortization expense related to intangible assets for the years ended December 31, 2025 and 2024 were $8,735,994 and $8,318,563, respectively.

For intangible assets held as of December 31, 2025, future amortization expense is as follows:

2026	$8,693,206
2027	7,992,502
2028	6,048,028
2029	686,307
2030	318,656
Thereafter	285,010
$24,023,709

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

9.	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. There were no changes in the carrying amount of goodwill. Goodwill was $10,655,391 as of December 31, 2025 and 2024.

There was no impairment of goodwill for the years ended December 31, 2025 and 2024.

10.	Accounts Payable and Accrued Liabilities

The Company’s accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2025	2024
Trade accounts payable	$5,946,207	$1,937,600
Accrued programming and content costs	11,091,846	10,568,769
Accrued compensation and benefits	2,674,379	2,349,259
Accrued professional fees	6,450,045	2,231,905
Other accrued expenses	1,712,643	1,135,839
	$27,875,120	$18,223,372

11.	Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) which is a required update for public business entities for annual periods that begin after December 15, 2024. The Company has adopted this update and all prior periods presented have been conformed to the new additional disclosure requirements as applicable.

The following table presents the components of the consolidated loss from continuing operations before taxes for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Domestic	$(79,151,603)	$(293,563,516)
International	(2,611,531)	(46,808,278)

Loss from continuing operations before income taxes	$(81,763,134)	$(340,371,794)

The following table reconciles total income tax provision expense (benefit) from continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense (benefit) for continuing operations shown in the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

11.	Income Taxes (Continued)

	Year Ended December 31,
	2025		2024
U.S. federal statutory income rate	(17,170,258)	21.0%	$(71,478,076)	21.0%
State income taxes, net of federal income tax effects	67,228	(0.1)%	-	0.0%
Nontaxable or nondeductible items:
Change in fair value of warrant liability	(5,067,791)	6.2%	7,150,301	(2.1)%
Change in fair value of derivative	(1,900,576)	2.3%	38,787,000	(11.4)%
Share-based compensation	2,372,858	(2.9)%	1,747,515	(0.5)%
Non-deductible transaction costs	2,316,841	(2.8)%	-	0.0%
Other	400,187	(0.5)%	1,033,458	(0.3)%
Changes in valuation allowances	18,500,317	(22.6)%	10,923,496	(3.2)%
Foreign tax effects:
Canada:
Statutory tax rate differences between Canada and U.S.	(143,634)	0.2%	(2,574,455)	0.8%
Change in valuation allowances	677,848	(0.8)%	13,941,379	(4.1)%
Other	14,208	(0.1)%	(1,539,633)	0.4%
Effective tax rate	$67,228	(0.1)%	$(2,009,015)	0.6%

Significant components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024
Current tax expense (benefit):
Federal	$-	$-
State	67,228	-
Foreign	-	-
	67,228	-

Deferred tax expense (benefit):
Federal	$-	$(2,009,015)
State	-	-
Foreign	-	-
	-	(2,009,015)
Income tax expense (benefit)	$67,228	$(2,009,015)

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

11.	Income Taxes (Continued)

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets (liabilities)
Loss carryforwards	$86,152,762	$65,814,397
Tangible assets	(3,075,131)	(2,957,879)
Intangible assets	1,146,120	2,777,120
Share-based compensation	8,971,598	5,646,180
R&D and other cost pool carryforwards	716,550	-
Other	600,213	81,932
Deferred tax assets	94,512,112	71,361,750
Valuation allowance	(94,512,112)	(71,361,750)
Net deferred tax assets (liabilities)	$-	$-

The Company has assessed the realizability of the net deferred tax assets by considering the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative tax loss incurred by the Company over the three year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company has recorded a full valuation allowance against the net deferred tax assets.

Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

As at December 31, 2025, the Company has U.S. federal and state losses carried forward of $169,078,822 and Canadian federal and provincial non-capital loss carryforwards of $162,406,275. As at December 31, 2024, the Company has U.S. federal and state losses carried forward of $104,527,154 and Canadian federal and provincial non-capital loss carryforwards of $154,084,556. The U.S. federal losses can be carried forward indefinitely, generally, the state losses can be carried forward 20 years. The Canadian non-capital loss carry forwards expire between 2040 and 2045.

2039	$82,748
2041	4,434,319
2042	20,276,233
2043	81,049,775
2044	53,307,025
2045	3,256,175
Indefinite	169,078,822

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

11.	Income Taxes (Continued)

Utilization of net operating loss carryforwards may be subject to limitations in the event of a change in ownership as defined under U.S. IRC Section 382, and similar state provisions. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders of more than 50 percentage points over a three-year period. The Company experienced ownership change during 2021. Such ownership change could result in a limitation of the Company’s ability to reduce future income by net operating loss carryforwards. A formal Section 382 study has not been prepared, so the exact effects of the ownership change are not known at this time

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the effects of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not the uncertain tax positions will be sustained. As of December 31, 2025 the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheet. During the year ended December 31, 2025, the Company did not record any interest and penalties in the consolidated statement of operations.

12.	Derivative Liability

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

As a result, the Company initially recorded a gain upon recognition of a derivative asset of $9,200,000 and subsequently recorded the derivative at fair value resulting in a liability of $184,699,998 at December 31, 2024 and a change in fair value of the derivative of $184,699,998 during the year ended December 31, 2024. See Note 18 for further details.

On February 7, 2025, the Transaction closed, which resulted in the Company settling the derivative by issuing 103,333,333 shares to Tether in exchange for $775,000,000 in cash proceeds and repurchasing 70,000,000 shares from existing shareholders for $525,000,000 in cash. The net proceeds of $250,000,000, together with the fair value of the derivative on that date of $174,999,998, were recorded in additional paid-in capital, net of transaction costs of $29,429,791. The Company recognized a gain on fair value of the derivative of $9,700,000 during the year ended December 31, 2025.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

13.	Shareholders’ Equity (Deficit)

The Company is authorized to issue 1,000,000,000 shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The following shares of common stock are issued and outstanding at:

	As of December 31,
	2025		2024
	Number	Amount	Number	Amount

Class A Common Stock	215,736,576	$751,491	118,808,857	$741,799
Class C Common Stock (and its corresponding ExchangeCo Share)	123,690,470	12,369	165,153,621	16,515
Class D Common Stock	95,791,120	9,579	105,782,403	10,578
		$773,439		$768,892

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

Number of Class A Common Stock
Balance December 31, 2024	118,808,857
Issuance of Class A Common Stock in exchange for Class C Common Shares (and corresponding ExchangeCo Share)	41,463,151
Issuance of Class A Common Stock in connection with Tether transaction	33,333,333
Issuance of Class A Common Stock upon exercise of stock options and warrants, as well as vesting of restricted stock units, net of share settlement	22,107,128
Issuance of Class A Common Stock under ESPP	24,107
Balance December 31, 2025	215,736,576

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

13.	Shareholders’ Equity (Deficit) (Continued)

Class A Common Stock (Continued)

Number of Class A Common Stock
Balance December 31, 2023	114,926,700
Issuance of Class A Common Stock in connection with Callin acquisition	836,292
Issuance of Class A Common Stock upon exercise of stock options and warrants, as well as vesting of restricted stock units, net of share settlement	2,845,865
Issuance of Class A Common Stock in exchange for Class C Common Shares (and corresponding ExchangeCo Share)	200,000
Balance December 31, 2024	118,808,857

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

The Company’s indirect, wholly owned Canadian subsidiary 1000045728 Ontario Inc. (“ExchangeCo”) has 123,690,470 exchangeable shares (“ExchangeCo Shares”) outstanding at December 31, 2025 that are exchangeable at any time by the holder on a one-to-one basis into Class A Common Stock. The ExchangeCo Shares are entitled to any dividends that are declared on Class A Common Stock and participate in liquidation on the same basis as the holders of Class A Common Stock. Each ExchangeCo Share is issued “in tandem” with one share of Class C Common Stock. At the time an ExchangeCo Share is exchanged by the holder, the Company will issue one share of Class A Common Stock and the ExchangeCo Share and corresponding Class C Common Stock are cancelled. The ExchangeCo Share and the related share of Class C Common Stock cannot be separated. The Company views each ExchangeCo Share and its corresponding share of Class C Common Stock as one unit of account that is economically similar to a share of Class A Common Stock.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

13.	Shareholders’ Equity (Deficit) (Continued)

Class C Common Stock (and corresponding ExchangeCo Share) (Continued)

Number of Class C Common Stock (and corresponding ExchangeCo Share)
Balance December 31, 2024	165,153,621
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	(41,463,151)
Balance December 31, 2025	123,690,470

Number of Class C Common Stock (and corresponding ExchangeCo Share)

Balance December 31, 2023	165,353,621
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	(200,000)
Balance December 31, 2024	165,153,621

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

Number of Class D Common Stock

Balance December 31, 2023 and 2024	105,782,403
Cancellation of Class D Common Stock	(9,991,283)
Balance December 31, 2025	95,791,120

As discussed in Note 12, in connection with a shareholder’s sale of shares of Class A Common Stock pursuant to the Company’s self-tender offer, which closed on February 7, 2025, an equivalent number of shares of Class D Common Stock held by the shareholder were cancelled.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

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

As of December 31, 2025, there were 58,165,382 shares of Class A Common Stock authorized and reserved for issuance under the Stock Option Plan.

Rumble Inc. 2022 Stock Incentive Plan

The Rumble Inc. 2022 Stock Incentive Plan (the “Stock Incentive Plan”) was approved by the board of directors and the stockholders of the Company, and became effective on September 16, 2022. The Company initially reserved 27,121,733 shares of Common Stock for issuance under the Stock Incentive Plan, subject to a ten-year evergreen feature.

As of December 31, 2025, there were 40,360,468 shares of Class A Common Stock authorized and reserved for under the Stock Incentive Plan.

Rumble Inc. 2024 Employee Stock Purchase Plan

The Rumble Inc. 2024 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) was approved by the board of directors and the stockholders of the Company, and became effective on March 26, 2024. The Company initially reserved 1,500,000 shares of Common Stock for issuance under the Employee Stock Purchase Plan.

As of December 31, 2025, there were 1,811,911 shares of Class A Common Stock authorized and reserved for under the Employee Stock Purchase Plan.

Share-based compensation expenses are summarized as follows:

	Year Ended December 31,
	2025	2024

Restricted stock units	$11,789,134	$16,902,835
Stock options	11,972,109	6,076,216
Rights to contingent consideration	-	835,712
Employee stock purchase plan	75,538	-
	$23,836,781	$23,814,763

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

14.	Share-Based Compensation Expense (Continued)

Restricted Stock Units

The fair value of the restricted stock units with market conditions was determined using a Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The following table reflects the assumptions made:

	Year Ended December 31,
	2025	2024
Share price	N/A	$5.95-$7.24
Exercise price	N/A	4.08%-5.03%
Risk-free interest rate	N/A	65%
Volatility	N/A	1.00-2.00 years
Expected life	N/A	0.00%
Dividend rate	N/A	$5.95-$7.24

The following tables reflect the continuity of unvested restricted stock units (“RSUs”) transactions:

	Service Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	2,226,775	$8.24
Granted	999,831	7.93
Vested	(1,253,891)	9.86
Forfeited/ Cancelled	(121,515)	7.12
Outstanding, December 31, 2025	1,851,200	$7.36

During December 31, 2025, the Company modified the terms of RSU awards by accelerating vesting of all unvested RSUs for certain officers and directors. The Company recorded an incremental share-based compensation expense of $1,053,989 and $nil for the years ended December 31, 2025 and 2024, respectively.

	Market Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	676,243	$2.48
Granted	-	-
Vested	-	-
Forfeited/ Cancelled	(276,243)	2.10
Outstanding, December 31, 2025	400,000	$2.74

As of December 31, 2025, the Company has outstanding RSUs that have market-based vesting conditions if the closing price of the Company’s Class A Common Stock is greater than or equal to a specified price for a period of 20 trading days during any 30 trading-day period.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

14.	Share-Based Compensation Expense (Continued)

Restricted Stock Units (Continued)

	Performance Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	-	$-
Granted	161,551	8.51
Vested	-	-
Forfeited/ Cancelled	-	-
Outstanding, December 31, 2025	161,551	$8.51

As of December 31, 2025, the Company has determined that it is not probable that the conditions related to the performance-based restricted stock units will be met, and therefore, the Company has not recognized the related expense in the consolidated financial statements

The following table reflects additional information related to RSUs activity:

	As of December 31, 2025
	Service Conditions	Market Conditions	Performance Conditions
Unrecognized compensation cost	$7,475,361	$311,717	$1,374,799
Weighted-average service period for unrecognized compensation cost	0.98 years	0.46 years	-
Grant date fair value of RSUs	$13,620,727	$1,097,541	$1,374,799

Stock Options

The fair value of the stock options was determined using a Black-Scholes option pricing model. The following table reflects the assumptions made:

Year Ended December 31,
	2025	2024
Share price	$7.15-$8.80	$5.61-$7.13
Exercise price	$7.15-$8.80	$5.61-$7.13
Risk-free interest rate	3.82%-4.28%	3.81%-4.35%
Volatility	63%-65%	62%-64%
Expected life	6.00-6.25 years	5.00-6.25 years
Dividend rate	0.00%	0.00%

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

14.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

The following tables reflect the continuity of stock option transactions:

	Service Conditions
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	62,285,572	$0.80
Granted	2,511,539	4.73
Exercised	(21,260,572)	0.14
Forfeited	(283,415)	7.24
Cancelled	(25,286)	9.25
Outstanding, December 31, 2025	43,227,838	$1.48	13.44

Vested and exercisable, December 31, 2025	37,865,399	$0.67	14.11

During the year ended December 31, 2025, the Company modified the terms of stock option awards of certain officers and directors who experienced changes in employment, by accelerating vesting of all unvested options and/or extending the post-termination exercise period. The Company recorded an incremental share-based compensation expense of $2,805,952 and $nil for the years ended December 31, 2025 and 2024, respectively.

Performance Conditions
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	580,139	$7.13
Granted	-	-
Exercised	-	-
Forfeited	(580,139)	7.13
Cancelled	-	-
Outstanding, December 31, 2025	-	$-	-

Vested and exercisable, December 31, 2025	-	$-	-

During the year ended December 31, 2025, all outstanding performance-based stock options were forfeited without the performance conditions being met, and therefore, the Company has not recognized the related expense in the consolidated statement of operations.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

14.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of December 31, 2025, the aggregate intrinsic value of options outstanding was $220,190,924 and the aggregate intrinsic value of the options vested and exercisable was $219,558,483.

The following table reflects additional information related to options activity:

	As of December 31, 2025
	Service Conditions	Performance Conditions
Unrecognized compensation cost	$18,715,459	$-
Weighted average service period for unrecognized compensation cost	0.38 years	-
Grant date fair value of options	$1.05	$-

Rights to Contingent Consideration

In connection with the acquisition of Callin in May 2023, the Company was required to replace unvested options, unvested series FF preferred shares, and restricted common stock held by continuing employees of Callin with a right to receive contingent consideration. If the underlying contingencies were met, the obligation would be satisfied by the issuance of shares of the Company’s Class A Common Stock. In addition, two of the contingent consideration tranches were dependent on one selling shareholder providing services to the Company. Rights to contingent consideration that were issued to non-accredited investors were settled in cash at $8.92 per share.

The fair value of the rights allocated to post-combination services was $5,941,563.

Certain milestones were met during the year ended December 31, 2024. As a result, 145,049 shares of Class A Common Stock were issued and $2,284,085 of cash was paid to settle the rights to contingent consideration. Additionally, retention payment 2 was not met resulting in a reversal of $1,105,393 in share-based compensation expense.

Share-based compensation expense related to the rights to contingent consideration of $nil and $835,712 was recognized in the consolidated statements of operations during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, there was no unrecognized compensation cost related to rights with a service only condition.

Employee Stock Purchase Plan

The first offering period of the Company’s Employee Stock Purchase Plan began on January 1, 2025. The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions of up to 15%, subject to any plan limitations. The Employee Stock Purchase Plan provides for six-month offering periods. The offering periods are scheduled to start on the first trading day on or after January 1 and July 1, and end on the last trading day on or before June 30 and December 31, respectively. Employees are able to purchase shares at 90% of the lower of the fair market value of the Company’s Class A Common Stock on the first or last trading day of the offering period.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

14.	Share-Based Compensation Expense (Continued)

Employee Stock Purchase Plan (Continued)

The fair value of the shares granted under the Employee Stock Purchase Plan was determined using the Black-Scholes option pricing model. The following table reflects the assumptions made:

Year Ended December 31,
	2025	2024
Share price	$9.16-$12.40	N/A
Exercise price	4.25%-4.29%	N/A
Risk-free interest rate	53%-65%	N/A
Volatility	0.50 years	N/A
Expected life	0%	N/A
Dividend rate	$9.16-$12.40	N/A

As of December 31, 2025, the Company’s employees purchased 24,107 shares of Class A Common Stock under the Employee Stock Purchase Plan.

15.	Loss per Share

As noted in Note 13, when taken together, an ExchangeCo Share and a share of Class C Common Stock are economically similar to a share of Class A Common Stock. As a result, the Company computed basic loss per share by dividing net loss attributable to the Company by the weighted-average number of Class A and ExchangeCo Shares issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the year ended December 31, 2025 and 2024. Shares of Class D Common Stock do not share in earnings and not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

16.	Commitments and Contingencies

Commitments - Acquisition of Northern Data AG (“Northern Data”)

On November 10, 2025, the Company signed a business combination agreement with Northern Data, a German stock corporation (Aktiengesellschaft) incorporated under the laws of Germany. Subject to the terms and conditions of the agreement, the Company will submit a voluntary public exchange offer to all shareholders of Northern Data. Each Northern Data shareholder that tenders will receive 2.0281 shares of the Company’s newly issued Class A Common Stock in exchange for each Northern Data share (the “Exchange Ratio”) (with customary settlement mechanisms for fractional shares).

Tether Investments, S.A. De C.V, an affiliate of a significant shareholder of the Company, along with shareholders affiliated with Northern Data’s co-CEO and another shareholder, collectively representing 72% of the outstanding shares of Northern Data, have committed to exchange their Northern Data shares at the same Exchange Ratio that applies to the exchange offer, contemporaneously with the closing of the exchange offer.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

16.	Commitments and Contingencies (Continued)

The acceptance period is expected to commence in the second quarter of 2026, and the transaction is expected to close in the second quarter of 2026, subject to satisfaction of closing conditions and regulatory approvals.

In addition to the business combination, the Company has entered into a GPU agreement with Tether, subject to closing and regulatory approvals, representing an initial commitment by Tether to purchase up to $150 million of GPU services over a two-year period following the closing of our voluntary public exchange offer for Northern Data.

The Company also announced a $100 million advertising commitment from Tether, representing $50 million per year over a two-year period beginning February 15, 2026. This commitment is not contingent upon the completion of the business combination.

Commitments - Other

The Company has non-cancelable contractual commitments of approximately $52 million as of December 31, 2025, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over three years commencing in 2026.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of December 31, 2025 and 2024, there were no material indemnification claims that were probable or reasonably possible.

As of December 31, 2025, Rumble was defending a lawsuit against the Company and one of its shareholders seeking a variety of relief including rescission of a share redemption sale agreement with the Company or damages alleged to be worth $419.0 million.

The Company is defending the claims and considers that the likelihood that it will be required to make a payment to plaintiffs to be remote.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

17.	Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 1	Level 3
	Digital Assets	Warrant Liability	Derivative Liability
December 31, 2024	$-	$40,391,302	$184,699,998
Purchase of digital assets	19,100,000	-	-
Change in fair value	(649,638)	(24,781,975)	(9,700,000)
Settlement of derivative liability	-	-	(174,999,998)
December 31, 2025	$18,450,362	$15,609,327	$-

	Level 1	Level 2	Level 3	Level 3
	Warrant Liability	Marketable Securities	Derivative Liability	Contingent Consideration
December 31, 2023	$7,696,605	$1,135,200	$-	$1,569,360
Settlement by issuance of shares	-	-	-	(1,404,753)
Reclassification to equity	-	-	-	(1,334,516)
Reclassification to accounts payable and accrued liabilities	-	-	-	(184,448)
Sales and maturities of marketable securities	-	(1,135,200)	-	-
Recognition of a derivative asset	-	-	(9,200,000)	-
Change in fair value	32,694,697	-	193,899,998	1,354,357
December 31, 2024	$40,391,302	$-	$184,699,998	$-

Digital assets

Digital assets arose from our Bitcoin investment. Change in fair value of digital assets reflect gains or losses arising from the remeasurement of our bitcoin investment based on an exchanged quoted price. Refer to Note 5.

Warrant liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of December 31, 2025 and 2024, the number of warrants outstanding was 8,046,045 and 8,046,076, respectively, with a weighted-average exercise price of $11.50. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

17.	Fair Value Measurements (Continued)

Derivative liability

The derivative liability relates to the net new shares from the Tether transaction. Refer to Note 12. As of the settlement date on February 7, 2025, the fair value of the derivative was $174,999,998, determined as the difference between the value of the net new shares based on the settlement date share price of $12.75 and the forward price of $7.50.

In December 2024, the derivative has been valued using the Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The key inputs used in the model include:

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

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company is exposed to credit risk resulting from the possibility that a customer or counterparty to a financial instrument defaults on their financial obligations or if there is a concentration of transactions carried out with the same counterparty. Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents, and accounts receivable.

The Company’s cash and cash equivalents are held in reputable banks in its country of domicile and management believes the risk of loss to be remote. We maintain cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation and the Canada Deposit Insurance Corporation.

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the year ended December 31, 2025, no single customer represented 10% or more of the Company’s total revenue. For the year ended December 31, 2024 one customer accounted for $14,927,000 or 16% of revenue. As of December 31, 2025 and 2024, no single customer represented 10% or more of total accounts receivable.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

19.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

The Company is party to a secondment arrangement under which certain members of key management personnel are assigned to perform services for a subsidiary. In connection with this arrangement, the Company paid payroll taxes of $902,988 and $727,903 on behalf of these key management personnel during the years ended December 31, 2025 and 2024, respectively. These amounts are recoverable from the individuals upon their receipt of a corresponding refund from the applicable tax authority. As of December 31, 2025 and 2024, accounts receivable from key management personnel were $1,630,891 and $727,903, respectively.

The Company has a customer relationship with Tether Operations S.A. de C.V., an affiliate of a significant shareholder of the Company. The Company recognized revenue of $987,500 and $nil for the years ended December 31, 2025 and 2024, respectively.

As discussed in Note 16, the Company signed a business combination agreement with Northern Data that, upon close, will result in Northern Data becoming a majority-owned subsidiary of the Company. Tether Investments, S.A. DE C.V (“Tether”) , an affiliate of a significant shareholder of the Company, owns more than 50% of the voting shares of Northern Data.

The Company entered into a transaction support agreement with Tether to ensure that all of the shares of Northern Data owned by Tether as of immediately prior to the closing of the voluntary public exchange offer (41,887,766 shares as of the date of the business combination agreement between the Company and Northern Data) will be exchanged pursuant to such voluntary public exchange offer to all shareholders of Northern Data.

At the same time, the Company entered into a GPU agreement with Tether whereby Tether will purchase up to $150 million of GPU services over a two-year period commencing once the business combination with Northern Data closes.

Separate from the agreements above related to the business combination with Northern Data, the Company entered into an advertising and marketing services agreement with Tether to provide advertising services of $50 million per year over a two-year period commencing February 16, 2026.

The Company is the licensee under a limited-use license agreement with a significant shareholder under which it is provided, for nil consideration, certain source code that is used in operations.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Mr. Pavlovski and Mr. Milnes, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $3,295,613 and $3,382,267 during the years ended December 31, 2025 and 2024, respectively. Accounts payable and accrued liabilities for personnel services were $300,694 and $249,545 as of December 31, 2025 and 2024, respectively.

As discussed in Note 12, on December 20, 2024, the Company entered into support agreements with related parties to ensure that 70,000,000 shares of Class A Common Stock would be tendered and available for purchase if there were insufficient shares tendered by the public to satisfy the tender requirements in the Tether Agreement. On February 7, 2025, the Company repurchased 69,938,983 shares of Class A Common Stock from related parties with whom it had executed tender and support agreements for $7.50 per share.

There were no other related party transactions during these periods.

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

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

The following presents selected financial information with respect to the Company’s single operating segment:

	Year Ended December 31,
	2025	2024
Revenues	$100,622,320	$95,488,190

Expenses
Programming and content	$86,377,511	$120,071,966
Other cost of services	21,006,322	18,400,300
General and administrative	48,738,522	36,646,307
Research and development	18,743,630	18,923,319
Sales and marketing	23,892,235	17,330,925
Acquisition-related transaction costs	13,303,532	-
Amortization and depreciation	14,564,535	13,614,587
Change in fair value of digital assets	649,638	-
Change in fair value of contingent consideration	-	1,354,357

Total expenses	227,275,925	226,341,761

Loss from operations	(126,653,605)	(130,853,571)
Interest income	10,419,139	8,083,903
Other expense	(10,643)	(207,431)
Change in fair value of warrant liability	24,781,975	(32,694,697)
Change in fair value of derivative	9,700,000	(184,699,998)

Loss before income taxes	(81,763,134)	(340,371,794)
Income tax (expense) benefit	(67,228)	2,009,015

Net loss	$(81,830,362)	$(338,362,779)

Rumble Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

For the years ended December 31, 2025 and 2024

20.	Segment and Geographic Information (Continued)

The following presents revenue by geographic region:

	Year Ended December 31,
	2025	2024
United States	$90,893,137	$89,094,815
Canada	1,175,959	1,928,280
Other	8,553,224	4,465,095
	$100,622,320	$95,488,190

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and right-of-use assets, net, as shown below:

	As of December 31,
	2025	2024
United States	$16,611,488	$18,315,173
Canada	1,435,911	506,003
	$18,047,399	$18,821,176

21.	Subsequent Events

The Company’s management reviewed all material events through March 5, 2026, and there were no material subsequent events other than those disclosed above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any controls and procedures, no matter how well designed and operated, are based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previously Disclosed Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, material weaknesses in our internal control over financial reporting related to the risk assessment and control activities components of the COSO Framework. Specifically, we did not adequately design certain key controls at a sufficient level of precision to address relevant financial reporting risks to ensure completeness and accuracy of the accounting for content creator agreements.

During fiscal year 2025, management, under the oversight of the Audit Committee, executed a remediation plan to address the material weaknesses. The remediation efforts included the following actions:

●	Engaged an outside firm to assist management in strengthening the execution of its risk assessment processes, including evaluating whether key controls were appropriately designed in relation to the financial reporting risks, and whether risks arising from changes in the business (including people, processes, and systems) were adequately identified and addressed. As part of this evaluation, the Company reassessed the risks relating to creator liabilities and the related control activities intended to mitigate those risks.

●	Reevaluated the design of controls within the creator pay process and implemented new controls and enhancements to existing controls to incorporate more precision and rigor in the performance of controls, and ensure the related assets, liabilities, and expenses are recorded completely and accurately.

●	Established a formal accounting policy governing the treatment of creator agreements and related costs to reinforce consistent application of U.S. GAAP and to support more structured execution of related accounting and reporting activities.

●	Provided targeted training for personnel responsible for internal controls over financial reporting, with a focus on creator pay policies and controls, to reinforce expectations regarding the performance and documentation of controls.

●	Hired additional accounting and financial reporting personnel who have the requisite background and knowledge in the application of US GAAP and financial reporting experience.

●	Engaged external advisors, as necessary, to complement internal resources and provide support in evaluating complex or non-routine transactions, including matters involving creator agreements.

●	Established ongoing monitoring protocols to assess the design and operating effectiveness of the enhanced controls and to ensure adherence to related policies and procedures.

We completed testing of these controls during the fourth quarter of fiscal year 2025, and we have concluded that the previously identified material weaknesses have been remediated as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2023 Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

Except as noted above in “Remediation of Previously Disclosed Material Weaknesses”, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule-10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Proxy Statement under the captions “Information Regarding the Board of Directors” and “Corporate Governance” therein, which are incorporated by reference herein.

Item 11. Executive Compensation

The information required by this Item will be included in the Proxy Statement under the caption “Executive Compensation” therein, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” therein, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s Proxy Statement under the caption ”Certain Relationships and Related Party Transactions” therein, which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company’s Proxy Statement under the caption “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm” therein, which is incorporated by reference herein.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements under Item 8. Consolidated Financial Statements and Supplementary Data

	Reports of Independent Registered Public Accounting Firm (Moss Adams LLP, Seattle, Washington, PCAOB ID: 659)	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Balance Sheets	F-5
	Consolidated Statements of Shareholders’ (Deficit) Equity	F-6
	Consolidated Statements of Cash Flows	F-7
	Notes to the Consolidated Financial Statements	F-8

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the Financial Statements.

(3)	Exhibits	69

Reference is made to the separate Index to Exhibits contained on pages 69 through 71 filed herewith.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

2.1	Business Combination Agreement, dated as of December 1, 2021, by and between CF Acquisition Corp. VI and Rumble Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed on August 12, 2022).
2.2	Amendment to Business Combination Agreement, by and between CF Acquisition Corp. VI and Rumble Inc. dated August 24, 2022 (incorporated by reference to Exhibit 2.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on August 24, 2022).
2.3	Plan of Arrangement, dated September 16, 2022 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
2.4	Business Combination Agreement, dated November 10, 2025, between Rumble Inc. and Northern Data AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 10, 2025).
3.1	Second Amended and Restated Certificate of Incorporation of Rumble Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Rumble Inc., dated June 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2024).
3.3	Amended and Restated Bylaws of Rumble Inc.(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.4	Articles of Incorporation of ExchangeCo, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.5	By-Law No. 1 of ExchangeCo (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
3.6	Provisions Attaching to ExchangeCo Shares (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
4.1	Warrant Agreement dated February 18, 2021, by and between Continental Stock Transfer & Trust Company, as warrant agent and CF Acquisition Corp. VI (incorporated by reference to Exhibit 4.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on February 24, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to CF Acquisition Corp. VI’s Registration Statement on Form S-1/A filed on February 3, 2021).
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated September 16, 2022, by and among the Company, Computershare Inc., Computershare Trust Company, N.A., and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.1	Exchange and Support Agreement, dated September 16, 2022, by and among the Company, ExchangeCo, CallCo and the shareholders of ExchangeCo who hold ExchangeCo Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.2	Subscription Agreement, dated September 16, 2022, by and between CF Acquisition Corp. VI and Christopher Pavlovski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.3	Sponsor Support Agreement dated December 1, 2021, by and among CF Acquisition Corp. VI, CFAC Holdings VI, LLC and Rumble Inc. (incorporated by reference to Annex E to the Proxy Statement/Prospectus filed on August 12, 2022).
10.4	Form of Lock-Up Agreement, by and among CF Acquisition Corp. VI, Rumble Inc. and the holders party thereto (incorporated by reference to Annex H to the Proxy Statement/Prospectus filed on August 12, 2022).
10.5+	Rumble Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 14, 2022).
10.6+	Amendment No. 1 to Rumble Inc. 2022 Stock Incentive Plan. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 25, 2025).
10.7+	Form of Restricted Stock Unit Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Executives) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).

10.8+	Form of Restricted Stock Unit Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Directors) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.9+	Form of Option Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (Executives) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.10+	Rumble Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.11+	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Time-Based Vesting) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.12+	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Cliff Vesting) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.13+	Form of Option Award Agreement in respect of the Second Amended and Restated Stock Option Plan (Fully Vested) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.14	Restricted Stock Grant Notice and Agreement by and between Rumble In. and Assaf Lev, dated as of November 24, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 30, 2023).
10.15+	Share Repurchase Agreement dated December 1, 2021, by and between CF Acquisition Corp. VI and Christopher Pavlovski (incorporated by reference to Exhibit 10.4 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on December 2, 2021).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.17	Amended and Restated Registration Rights Agreement, dated September 16, 2022, by and among the Company, Sponsor and the other parties named therein (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.18	Google AdSense Online Terms of Service (incorporated by reference to Exhibit 10.8 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 12, 2022).
10.19	LockerDome, Inc. (now known as Decide) Order Form dated September 24, 2021 (incorporated by reference to Exhibit 10.9 to CF Acquisition Corp. VI’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 15, 2022).
10.20	Amended and Restated Business Cooperation Agreement, dated as of January 16, 2022 and effective as of December 31, 2021, by and between Cosmic Inc. and Rumble Inc. (incorporated by reference to Exhibit 10.9 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 13, 2022).
10.21+	Amended and Restated Business Cooperation Agreement, dated as of January 16, 2022 and effective as of December 31, 2021, by and between Kosmik Development Skopje doo and Rumble Inc. (incorporated by reference to Exhibit 10.10 to CF Acquisition Corp. VI’s Amendment No. 1 to Registration Statement on Form S-4 filed on May 13, 2022).
10.22+	Letter Agreement, dated July 26, 2021, by and between Rumble USA Inc. and Tyler Hughes (incorporated by reference to Exhibit 10.12 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.23+	Form of Restricted Class Common Share Ownership Agreement (incorporated by reference to Exhibit 10.13 to CF Acquisition Corp. VI’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 17, 2022).
10.24	Employment Agreement by and between Rumble Inc. and Christopher Pavlovski, effective as of September 16, 2022 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.25+	Forward Purchase Contract dated February 18, 2021, by and between CF Acquisition Corp. VI and CFAC Holdings VI, LLC (incorporated by reference to Exhibit 10.8 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on February 24, 2021).

10.26+	Letter Agreement, dated as of September 16, 2022 by and between Christopher Pavlovski and Rumble Inc. amending Mr. Pavlovski’s employment agreement with Rumble Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.27	Restricted Stock Unit Grant Notice and Agreement by and between Rumble Inc. and Christopher Pavlovski, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
10.28	Form of Class A Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to CF Acquisition Corp. VI’s Current Report on Form 8-K filed on December 2, 2021).
10.29	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Brandon Alexandroff. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 21, 2022).
10.30	Employment Agreement, dated November 16, 2022, by and between Rumble Inc. and Tyler Hughes. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 21, 2022).
10.31	Controlled Equity OfferingSM Sales Agreement, dated October 18, 2024, by and between Rumble Inc. and Cantor Fitzgerald & Co.(incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on October 18, 2024).
10.32	Transaction Agreement, dated December 20, 2024, by and between Rumble Inc. and Tether Investments Limited (n/k/a Tether Investments S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024).
10.33	Form of Tender and Support Agreement, dated December 20, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2024).
10.34	Registration Rights Agreement, dated February 7, 2025, by and between Rumble Inc. and Tether Investments S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2025).
10.35†	Transaction Support Agreement, dated November 10, 2025, by and between Rumble Inc. and Tether Investments, S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 12, 2025).
10.36†	Transaction Support Agreement, dated November 10, 2025, by and among Rumble Inc., ART Holding GmbH and Aroosh Thillainathan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 12, 2025).
10.37†	Transaction Support Agreement, dated November 10, 2025, by and between Rumble Inc. and Apeiron Investment Group Ltd., Malta (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 12, 2025).
10.38	Equity Commitment Agreement, dated November 10, 2025, by and among Rumble Inc., Tether Investments, S.A. de C.V. and Northern Data AG (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed on November 12, 2025).
10.39†	Equity Commitment Agreement, dated November 10, 2025, by and between Rumble Inc. and Tether Investments, S.A. de C.V. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed on November 12, 2025).
10.40†	Tether Marketing Agreement, dated November 10, 2025, by and between Rumble Inc. and Tether Investments, S.A. de C.V. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K/A filed on November 12, 2025).
10.41†	Sale and Transfer and Amendment and Restatement Agreement, dated November 10, 2025, by and between Rumble Inc. and Tether Investments, S.A. de C.V. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K/A filed on November 12, 2025).
14.1	Rumble Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).
19.1	Rumble Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 25, 2025).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Baker Tilly US, LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Rumble Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 27, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

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

Name	Position	Date

/s/ Chris Pavlovski	Chief Executive Officer and Chairman	March 5, 2026
Chris Pavlovski	(principal executive officer)

/s/ Brandon Alexandroff	Chief Financial Officer	March 5, 2026
Brandon Alexandroff	(principal financial officer and principal accounting officer)

/s/ Katie Biber	Director	March 5, 2026
Katie Biber

/s/ Paul Cappuccio	Director	March 5, 2026
Paul Cappuccio

/s/ Philip Evershed	Director	March 5, 2026
Philip Evershed

/s/ Ryan Milnes	Director	March 5, 2026
Ryan Milnes

/s/ Jerry Naumoff	Director	March 5, 2026
Jerry Naumoff