Form 10-Q
period 2026-03-31
Rumble Inc.
filed 2026-05-14
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
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

As of May 8, 2026, the registrant had issued and outstanding (i) 216,396,992 shares of Class A common stock, par value $0.0001 per share, (ii) 123,690,477 shares of Class C common stock, par value $0.0001 per share, and (iii) 95,791,120 shares of Class D common stock, par value $0.0001 per share.

RUMBLE INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including, among other things:

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may not grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	our cloud business may not achieve the intended results, which could adversely affect our financial condition and results of operations;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activities, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	the operation of our non-custodial crypto wallet exposes us to significant regulatory, operational, security, and market risks that could adversely affect our business, financial condition, results of operations, and reputation;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	our Bitcoin treasury strategy exposes us to various risks associated with holding bitcoin;

●	we may fail to comply with applicable privacy laws, subjecting us to liability and damages;

●	our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, cross-border data transfers, and emerging technologies such as artificial intelligence;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	user-generated content could affect the quality of our services and deter existing or potential users from using our platforms, and we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violates any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	we derive the majority of our revenue from advertising. The failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	potential diversion of management’s attention and consumption of resources as a result of acquisitions of other companies, including the proposed business combination (the “ND Business Combination”) with Northern Data AG, a German stock corporation (Aktiengesellschaft) incorporated under the laws of Germany (“Northern Data”) and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	we may fail to consummate the ND Business Combination or fail to realize the anticipated strategic and financial benefits sought from the ND Business Combination;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating online video sharing platforms, other online platforms, and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Quarterly Report and in other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”), including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and, if the ND Business Combination is consummated, the risk factors related to Northern Data and its business and the business of the combined company as described under the caption “Risk Factors” in our Registration Statement on Form S-4 filed with the SEC on April 13, 2026 in connection with the ND Business Combination.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rumble Inc.
Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
For the three months ended March 31, 2026 and 2025

Rumble Inc.
Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
For the three months ended March 31, 2026 and 2025

Contents

Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Statements of Operations	3

Condensed Consolidated Interim Balance Sheets	4

Condensed Consolidated Interim Statements of Shareholders’ Equity	5

Condensed Consolidated Interim Statements of Cash Flows	6

Notes to the Condensed Consolidated Interim Financial Statements	7-24

Rumble Inc.
Condensed Consolidated Interim Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31,	2026	2025

Revenues	$25,459,796	$23,706,790

Expenses
Cost of services (content, hosting and other)	$26,997,183	$30,036,174
General and administrative	10,396,560	16,633,723
Research and development	5,739,914	4,789,111
Sales and marketing	8,532,481	3,638,926
Acquisition-related transaction costs	4,847,007	-
Amortization and depreciation	3,977,870	3,292,709
Change in fair value of digital assets	4,065,603	1,699,416

Total expenses	64,556,618	60,090,059

Loss from operations	(39,096,822)	(36,383,269)
Interest income	1,885,443	2,184,286
Other expense	(36,386)	(24,604)
Changes in fair value of warrant liability	7,000,386	21,904,704
Changes in fair value of derivative	-	9,700,000

Loss before income taxes	(30,247,379)	(2,618,883)
Income tax expense	(22,991)	(31,310)

Net loss	$(30,270,370)	$(2,650,193)

Loss per share – basic and diluted	$(0.12)	$(0.01)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	261,055,788	237,051,968

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$1,795,970	$1,526,580
General and administrative	1,962,948	6,284,311
Research and development	917,070	626,435
Sales and marketing	558,129	247,477

Total share-based compensation expense	$5,234,117	$8,684,803

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2026	December 31, 2025

Assets

Current assets
Cash and cash equivalents	$219,042,502	$237,919,453
Accounts receivable, net	12,533,368	11,859,231
Prepaid expenses and other	11,770,909	14,767,472
	243,346,779	264,546,156

Other non-current assets	903,581	1,123,781
Digital assets	14,384,759	18,450,362
Property and equipment, net	17,314,557	16,178,941
Right-of-use assets, net	1,528,947	1,868,458
Intangible assets, net	23,076,047	24,023,709
Goodwill	10,655,391	10,655,391
	$311,210,061	$336,846,798

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$34,966,930	$27,875,120
Deferred revenue	15,607,922	16,105,587
Lease liabilities	1,155,607	1,281,444
	51,730,459	45,262,151

Lease liabilities, net of current portion	421,182	633,128
Warrant liability	8,608,941	15,609,327
Other liability	500,000	500,000
	61,260,582	62,004,606
Commitments and contingencies (Note 13)

Shareholders’ equity (deficit)
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 700,000,000 Class A shares authorized, 215,750,581 and 215,736,576 shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively; 170,000,000 Class C (and corresponding ExchangeCo Share) authorized, 123,690,470 and 123,690,470 shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively; 110,000,000 Class D shares authorized, 95,791,120 and 95,791,120 shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively)	773,440	773,439
Accumulated deficit	(595,666,674)	(565,396,304)
Additional paid-in capital	844,842,713	839,465,057
	249,949,479	274,842,192
	$311,210,061	$336,846,798

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2025	215,736,576	123,690,470	95,791,120	$751,491	$12,369	$9,579	$839,465,057	$(565,396,304)	$274,842,192
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	14,005	-	-	1	-	-	462	-	463
Share-based compensation	-	-	-	-	-	-	5,377,194	-	5,377,194
Loss for the year	-	-	-	-	-	-	-	(30,270,370)	(30,270,370)
Balance March 31, 2026	215,750,581	123,690,470	95,791,120	$751,492	$12,369	$9,579	$844,842,713	$(595,666,674)	$249,949,479

For the three months ended March 31, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2024	118,808,857	165,153,621	105,782,403	$741,799	$16,515	$10,578	$419,681,648	$(483,565,942)	$(63,115,402)
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	41,463,151	(41,463,151)	-	4,146	(4,146)	-	-	-	-
Cancellation of Class D Common Stock	-	-	(9,991,283)	-	-	(999)	999	-	-
Issuance of Class A Common Stock	33,333,333	-	-	3,333	-	-	424,996,665	-	424,999,998
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	21,211,819	-	-	2,121	-	-	1,393,841	-	1,395,962
Net share settlement on restricted stock units	-	-	-	-	-	-	(358,418)	-	(358,418)
Share issuance costs	-	-	-	-	-	-	(29,429,791)	-	(29,429,791)
Share-based compensation	-	-	-	-	-	-	8,767,700	-	8,767,700
Loss for the year	-	-	-	-	-	-	-	(2,650,193)	(2,650,193)
Balance March 31, 2025	214,817,160	123,690,470	95,791,120	$751,399	$12,369	$9,579	$825,052,644	$(486,216,135)	$339,609,856

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31,	2026	2025

Cash flows provided by (used in)

Operating activities
Net loss for the period	$(30,270,370)	$(2,650,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,977,870	3,292,709
Share-based compensation	5,234,117	8,684,803
Provision for credit losses	177,429	-
Non-cash lease expense	339,511	240,604
Net trade and barter revenue and expense	1,000,000	(118,873)
Change in fair value of warrants	(7,000,386)	(21,904,704)
Change in fair value of derivative	-	(9,700,000)
Change in fair value of digital assets	4,065,603	1,699,416

Changes in operating assets and liabilities:
Accounts receivable	(851,566)	(648,423)
Prepaid expenses and other	3,216,763	6,804,559
Accounts payable and accrued liabilities	5,338,847	(55,673)
Deferred revenue	(1,497,665)	104,266
Operating lease liabilities	(337,783)	(240,600)
Net cash used in operating activities	(16,607,630)	(14,492,109)

Investing activities
Purchase of property and equipment	(1,111,189)	(133,690)
Purchase of digital assets	-	(19,100,000)
Purchase of intangible assets	(1,158,595)	(612,689)
Net cash used in investing activities	(2,269,784)	(19,846,379)

Financing Activities
Taxes paid from net share settlement for share-based compensation	-	(358,418)
Proceeds from the exercise of warrants and stock options	463	1,395,963
Proceeds from issuance of Class A Common Stock	-	775,000,000
Repurchase of Class A Common Stock	-	(525,000,000)
Share issuance costs	-	(29,429,791)
Net cash provided by financing activities	463	221,607,754

(Decrease) increase in cash and cash equivalents during the period	(18,876,951)	187,269,266

Cash and cash equivalents, beginning of period	237,919,453	114,018,900
Cash and cash equivalents, end of period	$219,042,502	$301,288,166

Supplemental cash flow information:
Cash paid for lease liabilities	$331,763	$183,987
Cash paid for income taxes	17,391	33,755

Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	1,752,965	85,758
Share-based compensation capitalized related to intangible assets	143,077	82,897

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

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

These financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2025 (the “Annual Financial Statements”). These financial statements have been prepared using the same accounting policies that were described in Note 2 to the Annual Financial Statements.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to: provision for credit losses; valuation of share-based compensation awards; probability of achievement associated with performance-based awards; fair value of financial instruments including digital assets, warrant liability, and derivative; discount rate in determining lease liabilities; valuation of long-lived assets and their associated useful lives, valuation of goodwill; the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes; estimates of the standalone selling prices used in the recognition of revenue; and estimates in the determination of the fair value of non-cash consideration earned in trade and barter transactions. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

2.	Summary of Significant Accounting Policies

Trade and Barter Transactions

The Company engages in trade and barter transactions whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to ensure the advertising it receives has economic substance and records revenue in an amount equal to the fair value of the products and services received unless this is not reasonable to estimate, in which case the consideration is measured based on the standalone selling price of the advertising inventory promised or delivered to the customer. Trade and barter revenue is recognized when the performance obligation is fulfilled and follows the same pattern of recognition as the Company’s normal advertising revenue. Trade and barter expense is recorded when goods or services are consumed. Trade and barter revenue was $nil and $118,873 for the three months ended March 31, 2026 and 2025, respectively. Trade and barter expenses were $1,000,000 and $nil for the three months ended March 31, 2026 and 2025, respectively. The trade and barter expense is recorded in sales and marketing expense in the condensed consolidated interim statement of operations.

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

2.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

●	Accounting Standards Updates 2025-11, Interim Reporting: Narrow-Scope Improvements (Topic 270): This ASU clarifies interim disclosure requirements and the applicability of Topic 270. It provides a comprehensive list of interim disclosures currently required under U.S. GAAP and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact. The ASU also clarifies the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP, enhancing consistency in interim reporting. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

The Company is still evaluating the potential impact of implementing the above amendments to its consolidated financial statements.

3.	Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended March 31,
	2026	2025

Audience Monetization	$22,528,837	$19,943,535
Other Initiatives	2,930,959	3,763,255
Total revenues	$25,459,796	$23,706,790

The Company recognizes revenue either at a point in time or over time, depending upon the characteristics of the contract.

	Three months ended March 31,
	2026	2025

Point in time	$6,969,675	$9,233,587
Over time	18,490,121	14,473,203
Total revenues	$25,459,796	$23,706,790

Deferred Revenue

Deferred revenue recorded at March 31, 2026 is expected to be fully recognized by March 31, 2027. The deferred revenue balance was $15,607,922 and $16,105,587 as of March 31, 2026 and December 31, 2025, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

4.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	Contracted Maturity	As of March 31, 2026	As of December 31, 2025

Cash	Demand	$7,044,600	$7,651,820
Treasury bills, money market funds and term deposits	Demand	211,997,902	230,267,633
		$219,042,502	$237,919,453

As of March 31, 2026 and December 31, 2025, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the Company’s day-to-day business operations.

5.	Digital Assets

The Company’s digital assets holdings consist of the following:

		As of March 31, 2026			As of December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	210.82	$19,100,000	$14,384,759	210.82	$19,100,000	$18,450,362

		$19,100,000	$14,384,759		$19,100,100	$18,450,362

The following table presents a reconciliation of the Company’s digital asset holdings:

Bitcoin
December 31, 2025	$18,450,362
Change in fair value	(4,065,603)
March 31, 2026	$14,384,759

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

6.	Property and Equipment

	As of March 31, 2026	As of December 31, 2025
Computer hardware	$31,825,526	$29,008,789
Furniture and fixtures	291,341	261,769
Leasehold improvements	2,313,366	2,295,521
	34,430,233	31,566,079
Accumulated depreciation	(17,115,676)	(15,387,138)
Net carrying value	$17,314,557	$16,178,941

Depreciation expense on property and equipment for the three months ended March 31, 2026 and 2025 were $1,728,538 and $1,164,223, respectively.

7.	Right-of-Use Assets and Lease Liabilities

The Company leases several facilities and data centers under non-cancelable operating leases. These leases have original lease periods expiring between 2026 and 2027. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	As of March 31, 2026		As of December 31, 2025
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Right-of-use assets	$5,229,708	$(3,700,761)	$5,229,708	$(3,361,250)
Net carrying value		$1,528,947		$1,868,458

Operating lease costs for the three months ended March 31, 2026 and 2025 were $339,511 and $240,604, respectively, and are included in general and administrative expenses in the condensed consolidated interim statements of operations.

Supplemental balance sheet information related to the operating lease liabilities is as follows:

	As of March 31, 2026	As of December 31, 2025
Weighted-average remaining lease term	1.37 years	1.59 years
Weighted-average incremental borrowing rate	11.80%	11.51%

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

7.	Right-of-Use Assets and Lease Liabilities (Continued)

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of March 31, 2026:

2026	$1,037,851
2027	630,913
1,668,764
Less: imputed interest*	(91,975)
1,576,789

Current portion	$1,155,607
Long-term portion	$421,182

*	Imputed interest represents the difference between discounted cash flows and cash flows

8.	Intangible Assets

		As of March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$462,047	$(264,577)	$197,470
Domain name	500,447	(161,793)	338,654
Brand	1,284,000	(569,269)	714,731
Software and technology	30,645,299	(15,642,401)	15,002,898
Internal software development	11,011,250	(4,188,956)	6,822,294
	$43,903,043	$(20,826,996)	$23,076,047

		As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$462,047	$(247,651)	$214,396
Domain name	500,447	(153,452)	346,995
Brand	1,284,000	(537,169)	746,831
Software and technology	30,325,084	(14,126,148)	16,198,936
Internal software development	10,029,795	(3,513,244)	6,516,551
Assembled workforce	726,222	(726,222)	-
	$43,327,595	$(19,303,886)	$24,023,709

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

8.	Intangible Assets (Continued)

Amortization expense related to intangible assets for the three months ended March 31, 2026 and 2025 were $2,249,332 and $2,128,486, respectively.

For intangible assets held as of March 31, 2026, future amortization expense is as follows:

2026	$6,728,003
2027	8,318,047
2028	6,366,404
2029	871,764
2030	498,092
Thereafter	293,737
$23,076,047

9.	Accounts Payable and Accrued Liabilities

The Company’s accounts payable and accrued liabilities consist of the following:

	As of March 31, 2026	As of December 31, 2025
Trade accounts payable	$12,451,728	$5,946,207
Accrued programming and content costs	11,709,036	11,091,846
Accrued compensation and benefits	1,478,599	2,674,379
Accrued professional fees	7,589,400	6,450,045
Other accrued expenses	1,738,167	1,712,643
	$34,966,930	$27,875,120

10.	Shareholders’ Equity

The Company has 1,000,000,000 in authorized shares, consisting of:

(i)	700,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

10.	Shareholders’ Equity (Continued)

The Company’s indirect, wholly owned Canadian subsidiary 1000045728 Ontario Inc. (“ExchangeCo”) has 123,690,470 exchangeable shares (“ExchangeCo Shares”) outstanding at March 31, 2026 that are exchangeable at any time by the holder on a one-to-one basis into Class A Common Stock. The ExchangeCo Shares are entitled to any dividends that are declared on Class A Common Stock and participate in liquidation on the same basis as the holders of Class A Common Stock. Each ExchangeCo Share is issued “in tandem” with one share of Class C Common Stock. At the time an ExchangeCo Share is exchanged by the holder, the Company will issue one share of Class A Common Stock and the ExchangeCo Share and corresponding Class C Common Stock are cancelled. The ExchangeCo Share and the related share of Class C Common Stock cannot be separated. The Company views each ExchangeCo Share and its corresponding share of Class C Common Stock as one unit of account that is economically similar to a share of Class A Common Stock.

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

11.	Share-Based Compensation Expense (Continued)

Rumble Inc. 2024 Employee Stock Purchase Plan

The Rumble Inc. 2024 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) was approved by the board of directors and the stockholders of the Company, and became effective on March 26, 2024. The Company initially reserved 1,500,000 shares of Common Stock for issuance under the Employee Stock Purchase Plan.

Share-based compensation expenses are summarized as follows:

	Three Months Ended March 31,
	2026	2025

Restricted stock units	$1,774,599	$4,115,524
Stock options	2,470,334	4,545,850
Employee stock purchase plan	16,211	23,429
Pre-funded warrants	972,973	-
	$5,234,117	$8,684,803

Restricted Stock Units

The following tables reflect the continuity of unvested restricted stock units (“RSUs”) transactions:

	Service Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,851,200	$7.36
Granted	2,285,245	5.23
Vested	(12,500)	7.69
Forfeited	(139,170)	7.28
Cancelled	-	-
Outstanding, March 31, 2026	3,984,775	$6.14

Market Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	400,000	$2.74
Granted	-	-
Vested	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, March 31, 2026	400,000	$2.74

As of March 31, 2026, the Company has RSUs outstanding that have market-based vesting conditions if the closing price of the Company’s Class A Common Stock is greater than or equal to a specified price for a period of 20 trading days during any 30 trading-day period.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

11.	Share-Based Compensation Expense (Continued)

Restricted Stock Units (Continued)

	Performance Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	161,551	$8.51
Granted	52,530	5.71
Vested	-	-
Forfeited	(161,551)	8.51
Cancelled	-	-
Outstanding, March 31, 2026	52,530	$5.71

As of March 31, 2026, the Company has determined that it is not probable that the conditions related to the performance-based restricted stock units will be met, and therefore, the Company has not recognized the related expense in the condensed consolidated interim statement of operations.

The following table reflects additional information related to RSUs:

	As of March 31, 2026
	Service Conditions	Market Conditions	Performance Conditions
Unrecognized compensation cost	$16,763,683	$143,726	$299,946
Weighted-average service period for unrecognized compensation cost	3.05 years	0.21 years	-
Grant date fair value of RSUs	$11,956,569	$1,097,541	$299,946

Stock Options

The fair value of the stock options was determined using Black-Scholes option pricing model. The following table reflects the assumptions made:

Three months ended March 31, 2026
Share price	$5.23-$6.37
Risk-free interest rate	3.83%-3.85%
Volatility	64%-70%
Expected life	6.00-6.25 years
Dividend rate	0.00%

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

11.	Share-Based Compensation Expense (Continued)

Stock Options (Continued)

The following tables reflect the continuity of stock option transactions:

	Service Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2025	43,227,838	$1.48
Granted	5,135,696	5.23
Exercised	(1,500)	0.27
Forfeited	(117,568)	8.29
Cancelled	(11,083)	7.31
Outstanding, March 31, 2026	48,233,383	$1.86

Vested and exercisable	37,852,816	$0.67

During the three months ended March 31, 2026 and 2025, the Company recorded incremental share-based compensation expense of $nil and $2,792,429, respectively, related to the modification of stock option awards of an officer who experienced changes in employment, which accelerated the vesting of all unvested options and extended the post-termination exercise period.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of March 31, 2026, the aggregate intrinsic value of options outstanding was $176,633,436 and the aggregate intrinsic value of the options vested and exercisable was $176,629,669.

The following table reflects additional information related to options:

As of March 31, 2026
Service Conditions
Unrecognized compensation cost	$33,147,238
Weighted-average service period for unrecognized compensation cost	0.56 years
Weighted-average grant date fair value of options outstanding	$3.43 per share

Employee Stock Purchase Plan

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

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

11.	Share-Based Compensation Expense (Continued)

Employee Stock Purchase Plan (Continued)

The fair value of the Employee Stock Purchase Plan was determined using Black-Scholes option pricing model. The following table reflects the assumptions made:

Three months ended March 31, 2026
Share price	$6.37
Risk-free interest rate	3.58%
Volatility	49.5%
Expected life	0.49 years
Dividend rate	0.00%

The following table reflects additional information related to options:

As of March 31, 2026
Service Conditions
Unrecognized compensation cost	$14,083
Weighted-average service period for unrecognized compensation cost	0.25 years
Grant date fair value of ESPPs	$30,294

Pre-funded Warrants

The Company issued pre-funded warrants in connection with a service agreement. The pre-funded warrants is exercisable for shares of the Company’s Class A Common Stock at a nominal exercise price and vests in equal quarterly installments over a three-year period, subject to continued performance of services.

	Service Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2025	-	$-
Granted	1,412,873	6.37
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, March 31, 2026	1,412,873	$6.37

Vested	117,739	$6.37
Exercisable	-	-

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

11.	Share-Based Compensation Expense (Continued)

Pre-funded Warrants (continued)

The following table reflects additional information related to the pre-funded warrant:

As of March 31, 2026
Service Conditions
Unrecognized compensation cost	$8,027,027
Weighted-average service period for unrecognized compensation cost	2.75 years
Grant date fair value of pre-funded warrants	$9,000,000

12.	Loss per Share

When taken together, an ExchangeCo Share and a share of Class C Common Stock are economically similar to a share of Class A Common Stock. As a result, the Company computed basic loss per share by dividing net loss attributable to the Company by the weighted-average number of Class A and ExchangeCo Shares issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the three months ended March 31, 2026, and 2025. Shares of Class D Common Stock do not share in earnings and are not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

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

Tether Investments, S.A. De C.V (“Tether”), an affiliate of a significant shareholder of the Company, along with shareholders affiliated with Northern Data’s co-CEO and another shareholder, collectively owning Northern data shares representing approximately 72% of the outstanding shares of Northern Data, have committed to exchange their Northern Data shares at the same Exchange Ratio that applies to the exchange offer, contemporaneously with the closing of the exchange offer.

The launch of the Exchange Offer occurred subsequent to quarter end and the transaction is expected to close in the second quarter of 2026, subject to satisfaction of closing conditions and regulatory approvals.

In addition to the business combination, the Company has entered into a GPU agreement with Tether, subject to closing of the exchange offer, representing an initial commitment by Tether to purchase up to $150 million of GPU services over a two-year period following the closing of our voluntary public exchange offer for Northern Data.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

13.	Commitments and Contingencies (Continued)

The Company also announced a $100 million advertising commitment from Tether, representing $50 million per year over a two-year period beginning February 15, 2026. This commitment is not contingent upon the completion of the business combination.

Commitments - Other

The Company has non-cancelable contractual commitments of approximately $46 million as of March 31, 2026, which are primarily related to programming and content, leases, and other service arrangements. The majority of commitments will be paid over three years, commencing in 2026.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of March 31, 2026, there were no material indemnification claims that were probable or reasonably possible.

From time to time, the Company may become involved in litigation and other legal action. The Company estimates a range of liability related to any pending litigation where the amount and range of loss can be estimated. As of March 31, 2026, we cannot reasonably estimate the possible loss or range of loss, if any, in respect of pending legal proceedings against the Company and accordingly no liability has been recorded.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

14.	Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2
	Digital Assets	Warrant Liability
December 31, 2025	$18,450,362	$15,609,327
Change in fair value	(4,065,603)	(7,000,386)
March 31, 2026	$14,384,759	$8,608,941

Digital Assets

Digital assets arose from our bitcoin investment. Changes in fair value of digital assets reflect gains or losses arising from the remeasurement of our bitcoin investment based on an exchanged quoted price. Refer to Note 5.

Warrant Liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of March 31, 2026 and December 31, 2025, the number of warrants outstanding was 8,046,040 and 8,046,045, respectively, with a weighted-average exercise price of $11.50. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended March 31, 2026 and 2025, no single customer represented 10% or more of the Company’s total revenue. As of March 31, 2026, one customer accounted for 17% of accounts receivable. See Note 16. As of December 31, 2025, no single customer represented 10% or more of the total accounts receivable.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

16.	Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

The Company is party to a secondment arrangement under which certain members of key management personnel are assigned to perform services for a subsidiary. In connection with this arrangement, the Company paid payroll taxes of $99,828 and $136,009 on behalf of these key management personnel during the three months ended March 31, 2026 and 2025, respectively. These amounts are recoverable from the individuals upon their receipt of a corresponding refund from the applicable tax authority. As of March 31, 2026 and December 31, 2025, accounts receivable from key management personnel were $1,730,719 and $1,630,891, respectively.

As discussed in Note 13, the Company signed a business combination agreement with Northern Data that, upon close, will result in Northern Data becoming a majority-owned subsidiary of the Company. Tether owns more than 50% of the voting shares of Northern Data.

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

Separate from the agreements above related to the business combination with Northern Data, the Company entered into an advertising and marketing services agreement with Tether to provide advertising services of $50 million per year over a two-year period commencing February 16, 2026. The Company recognized revenue of $1,223,289 and $nil for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had accounts receivable from Tether of $2,115,483 and deferred revenue of $892,194. As of December 31, 2025, there were no accounts receivable or deferred revenue balances related to Tether.

The Company is the licensee under a limited-use license agreement with a significant shareholder under which it is provided, for nil consideration, certain source code that is used in operations.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Mr. Pavlovski and Mr. Milnes, each of whom holds a significant number of Rumble shares. The Company incurred related party expenses for these services of $928,368 and $736,530 during the three months ended March 31, 2026 and 2025, respectively. Accounts payable and accrued liabilities for personnel services were $295,905 and $300,694 as of March 31, 2026 and December 31, 2025, respectively.

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

17.	Segment and Geographic Information

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

The following presents selected financial information with respect to the Company’s single operating segment:

	Three months ended March 31
	2026	2025

Revenues	$25,459,796	$23,706,790

Expenses
Programming and content	$22,512,155	$24,752,654
Other cost of services	4,485,028	5,283,520
General and administrative	10,396,560	16,633,723
Research and development	5,739,914	4,789,111
Sales and marketing	8,532,481	3,638,926
Acquisition-related transaction costs	4,847,007	-
Amortization and depreciation	3,977,870	3,292,709
Changes in fair value of digital assets	4,065,603	1,699,416

Total expenses	64,556,618	60,090,059

Loss from operations	(39,096,822)	(36,383,269)
Interest income	1,885,443	2,184,286
Other expense	(36,386)	(24,604)
Changes in fair value of warrant liability	7,000,386	21,904,704
Changes in fair value of derivative	-	9,700,000

Loss before income taxes	(30,247,379)	(2,618,883)
Income tax expense	(22,991)	(31,310)

Net loss	$(30,270,370)	$(2,650,193)

Rumble Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31, 2026 and 2025

17.	Segment and Geographic Information (Continued)

The following presents revenue by geographic region:

	Three months ended March 31,
	2026	2025

United States	$22,909,999	$22,266,375
Canada	344,966	418,575
Other	2,204,831	1,021,840
	$25,459,796	$23,706,790

The Company tracks assets by physical location. Long-lived assets consists of property and equipment, net, and right-of-use assets, net, are shown below:

	As of March 31, 2026	As of December 31, 2025

United States	$17,544,499	$16,611,488
Canada	1,299,005	1,435,911
	$18,843,504	$18,047,399

18.	Subsequent Events

On April 13, 2026, the Company launched its previously announced exchange offer to acquire all outstanding shares of Northern Data AG.

In accordance with ASC 855, the Company’s management reviewed all material events through May 14, 2026, and there were no material subsequent events other than those disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Rumble Inc.’s (“Rumble” or the “Company”) unaudited condensed consolidated interim financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Tether, along with an affiliate of Northern Data’s current co-CEO (Aroosh Thillainathan) and another significant shareholder, collectively holding Northern Data shares representing approximately 72% of the outstanding Northern Data Shares, have entered into the Transaction Support Agreements pursuant to which they will exchange their Northern Data Shares at the same Exchange Ratio contemporaneously with the closing of the Exchange Offer.

On April 13, 2026, the launch of the Exchange Offer occurred, and the ND Business Combination is expected to close in the second quarter of 2026, subject to satisfaction of closing conditions and regulatory approvals.

Additionally, the Company has entered into a significant agreement with Tether, which includes an initial commitment by Tether to purchase up to $150 million of GPU services over a two-year period following the closing of the ND Business Combination.

The Company also announced a $100 million advertising commitment from Tether, representing $50 million per year over a two-year period beginning in 2026. This commitment is not contingent upon the completion of the ND Business Combination.

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

Refer to Note 2, Summary of Significant Accounting Policies, to the Company’s annual consolidated financial statements for the year ended December 31, 2025 (the “Annual Financial Statements”)

Expenses

Expenses primarily include cost of services, general and administrative, research and development, sales and marketing, acquisition-related transaction costs, amortization and depreciation, and change in fair value of digital assets. The most significant components of our expenses on an ongoing basis are programming and content, service provider costs, and staffing-related costs.

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

Change in Fair Value of Warrant Liability

We account for our outstanding warrants in accordance with ASC 815-40, under which the warrants issued in connection with the CF Business Combination do not meet the criteria for equity classification, and must be recorded as liabilities. As these warrants meet the definition of a liability under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change.

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

MAUs (GA4) were 56 million on average in the first quarter of 2026, an increase of 8% from the fourth quarter of 2025. We believe that the increase is driven by investment in Rumble Shorts and international expansion.

Average Revenue Per User (“ARPU”)

We use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics). ARPU does not include Other Initiatives revenue.

ARPU was $0.40 in the first quarter of 2026, a decrease of 13% from the fourth quarter of 2025. The decrease from the fourth quarter is reflecting MAUs growing more rapidly than revenue, partially reflecting MAU growth from Rumble Shorts, which is currently not monetized.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated interim statements of operations for the three months ended March 31, 2026 and 2025 and the dollar and percentage change between the two periods:

For the three months ended March 31,	2026	2025	$ Change	% Change

Revenues	$25,459,796	$23,706,790	$1,753,006	7%

Expenses
Cost of services (content, hosting and other)	$26,997,183	$30,036,174	$(3,038,991)	(10)%
General and administrative	10,396,560	16,633,723	(6,237,163)	(37)%
Research and development	5,739,914	4,789,111	950,803	20%
Sales and marketing	8,532,481	3,638,926	4,893,555	134%
Acquisition-related transaction costs	4,847,007	-	4,847,007	*NM
Amortization and depreciation	3,977,870	3,292,709	685,161	21%
Change in fair value of digital assets	4,065,603	1,699,416	2,366,187	139%
Total expenses	64,556,618	60,090,059	4,466,559	7%
Loss from operations	(39,096,822)	(36,383,269)	(2,713,553)	7%
Interest income	1,885,443	2,184,286	(298,843)	(14)%
Other expense	(36,386)	(24,604)	(11,782)	48%
Change in fair value of warrant liability	7,000,386	21,904,704	(14,904,318)	(68)%
Change in fair value of derivative	-	9,700,000	(9,700,000)	(100)%
Loss before income taxes	(30,247,379)	(2,618,883)	(27,628,496)	1,055%
Income tax expense	(22,991)	(31,310)	8,319	(27)%
Net loss	$(30,270,370)	$(2,650,193)	$(27,620,177)	1,042%

*	NM- Percentage change not meaningful.

Revenues

Revenues increased by $1.8 million to $25.5 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, of which $2.6 million was attributable to an increase in Audience Monetization revenues, offset by a $0.8 million decrease in Other Initiatives revenues. The increase in Audience Monetization revenues was driven by $1.2 million in higher subscription revenue, $1.1 million from advertising revenue, and $0.3 million from licensing and tipping fees. The decrease in Other Initiatives revenue was due to a $1.0 million reduction in advertising inventory being monetized by our publisher network, offset by $0.2 million in higher cloud services offered.

Cost of Services

Cost of services decreased by $3.0 million to $27.0 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was due to a reduction in programming and content costs of $2.3 million as well as a decrease in other cost of services of $0.7 million.

General and Administrative Expenses

General and administrative expenses decreased by $6.2 million to $10.4 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a $6.7 million reduction in payroll and related expenses and a $0.4 million reduction in professional fees, partially offset by a $0.9 million increase in other administrative expenses. The decrease in payroll and related expense is attributable to the absence of prior-year one-time items, including a one-time $4.8 million increase in compensation costs related to the departures of an executive and a director; a one-time $2.3 million increase in payroll taxes associated with stock options exercised related to the tender offer in the first quarter of 2025 stemming from the strategic investment from Tether; offset by a $1.7 million decrease in share-based compensation in the first quarter of 2025 related to contingent shares issued in connection with the Callin acquisition. The remaining variance is attributable to lower other payroll and related expenses.

Research and Development Expenses

Research and development expenses increased by $1.0 million to $5.7 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to an increase in payroll and related expenses of $0.6 million and higher costs associated with computer software, hardware, and other expenditures used in research and development-related activities of $0.4 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.9 million to $8.5 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable to higher marketing and public relations spend of $3.8 million, increased payroll and related expenses of $0.8 million, and higher consulting costs of $0.3 million.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs increased by $4.8 million to $4.8 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven by professional fees and other expenses incurred in connection with acquisition-related initiatives.

Amortization and Depreciation

Amortization and depreciation increased by $0.7 million to $4.0 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to an increase of $0.6 million from depreciation on our property and equipment as we continue to build out our infrastructure, as well as an increase in amortization from intangible assets of $0.1 million.

Change in Fair Value of Digital Assets

Change in fair value of digital assets expense increased by $2.4 million to $4.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change in fair value of digital assets reflects the remeasurement of our bitcoin investment to its fair value at each reporting period.

Interest Income

Interest income decreased by $0.3 million to $1.9 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was due to the Company’s investment in market funds, treasury bills, and term deposits.

Other Expense

Other expense increased by $11.8 thousand to $36.3 thousand for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was driven by lower foreign currency rate fluctuation as we maintained the majority of our cash balance in U.S. dollars, which is our functional currency, as of March 31, 2025.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $14.9 million, resulting in a gain of $7.0 million in the three months ended March 31, 2026. The warrant liability arose in connection with the warrants offered as part of the CF Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability is measured at its fair value, and determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability was directly attributable to changes in the trading price of Rumble’s warrants.

Change in Fair Value of Derivative

Change in fair value of derivative decreased by $9.7 million to $nil in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The derivative arose in connection with the forward purchase contracts related to the Tether transaction. As the forward purchase contracts meet the classification of a financial liability in accordance with ASC 815-40, the related derivative is measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this forward purchase contract was measured using a Monte Carlo simulation methodology that includes simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The decrease relates to the revaluation of the forward purchase contracts in connection with the Tether transaction.

Income Tax Expense

Income tax expense decreased by $8.3 thousand to $23.0 thousand in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and funds previously raised. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of March 31, 2026, our cash and cash equivalents balance was $219.0 million. Cash and cash equivalents consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

As of March 31, 2026, our digital asset holdings were valued at $14.4 million and consisted of 210.82 bitcoin. Our corporate treasury diversification strategy of allocating a portion of the Company’s excess cash reserves to bitcoin emphasizes our belief in bitcoin as a valuable tool for strategic planning and is designed to accelerate the Company’s expansion into cryptocurrency.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators, including sports leagues. As of March 31, 2026, we had entered into programming and content agreements with a minimum contractual cash commitment of $40.2 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 36 months, commencing in 2026.

The following table presents a summary of the condensed consolidated interim statement of cash flows for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
Net cash provided by (used in):	2026	2025	$ Change
Operating activities	$(16,607,630)	$(14,492,109)	$(2,115,521)
Investing activities	(2,269,784)	(19,846,379)	17,576,595
Financing activities	463	221,607,754	(221,607,291)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 consisted of net loss adjusted for certain non-cash items, including $7.0 million gain on the changes in fair value of warrants, partially offset by $5.2 million in changes in share-based compensation, $4.0 million in changes in amortization and depreciation, $4.1 million loss in the changes in fair value of digital assets, and $1.0 million in changes in net trade and barter revenue and expense, as well as changes in operating assets and liabilities. The decrease in net cash used in operating activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to changes in net loss adjusted for certain non-cash items, offset in part by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 consisted of $2.3 million in purchases of property, equipment and intellectual property. The decrease in net cash used in investing activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to a reduction in the purchase of digital assets, offset by an increase in purchases of property, equipment, and intangible assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 consisted of proceeds related to the warrants and stock options exercised. The decrease in net cash used in financing activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to the absence of significant prior-year financing transactions, including the issuance of $775 million in shares of Class A Common Stock and the corresponding $525 million share repurchase completed in connection with the tender offer related to the strategic investment from Tether, as well as $1.0 million of net proceeds from stock options exercised.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Total revenue	$25,459,796	$27,068,454	$24,762,445	$25,084,631
Net loss	$(30,270,370)	$(32,693,477)	$(16,261,762)	$(30,224,930)

	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Total revenue	$23,706,790	$30,228,287	$25,056,904	$22,469,543
Net loss	$(2,650,193)	$(236,752,626)	$(31,539,413)	$(26,780,700)

Non-U.S. GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-U.S. GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-U.S. GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. We use the non-U.S. GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss) excluding interest income (expense), net, other income (expense), net, provision for income taxes, depreciation and amortization, share-based compensation expense, acquisition-related expense, change in fair value of warrants, change in fair value of digital assets, and change in the fair value of derivative. The Company’s management believes that it is important to consider Adjusted EBITDA, in addition to net income (loss), as it helps identify trends in our business that could otherwise be masked by the effect of the gains and losses that are included in net income (loss) but excluded from Adjusted EBITDA.

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

Reconciliation of Adjusted EBITDA

For the three months ended March 31,	2026	2025

Net loss	$(30,270,370)	$(2,650,193)
Adjustments:
Amortization and depreciation	3,977,870	3,292,709
Share-based compensation expense	5,234,117	8,684,803
Interest income	(1,885,443)	(2,184,286)
Other expense	36,386	24,604
Income tax expense (benefit)	22,991	31,310
Change in fair value of warrants liability	(7,000,386)	(21,904,704)
Change in fair value of derivative	-	(9,700,000)
Change in fair value of digital assets	4,065,603	1,699,416
Acquisition-related transaction costs	4,847,007	-
Adjusted EBITDA	$(20,972,225)	$(22,706,341)

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

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our Annual Financial Statements for the years ended December 31, 2025 and 2024.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, and accounts receivable. We place cash and cash equivalents with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and term deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. No single customer represented 10% or more of the total revenue for the three months ended March 31, 2026 and 2025. As of March 31, 2026, one customer accounted for 17% of accounts receivable. As of December 31, 2025, no single customer represented 10% or more of the total accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash and cash equivalents. As of March 31, 2026, we had cash and cash equivalents of $219.0 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

Proceedings as Plaintiff

In January 2021, we filed an antitrust lawsuit against Google in the U.S. District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. The lawsuit seeks compensatory damages and injunctive relief. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. Discovery has concluded, and the court heard argument on Google’s motion for summary judgment in February 2025. The trial was scheduled for July 7, 2025. On May 21, 2025, the court granted Google’s motion for summary judgment on statute of limitations grounds and dismissed the case. The Company filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. In addition, the Company filed a notice of motion for an indicative ruling on a request for recusal and reassignment on the grounds that the District Court’s impartiality might reasonably be questioned in light of newly discovered facts. The District Court deferred to rule on that motion, leaving it to the Ninth Circuit Court of Appeals to render its determination. A determination has not yet been rendered.

In May 2024, we filed a second antitrust lawsuit against Google in the U.S. District Court for the Northern District of California related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021. The lawsuit seeks compensatory damages and injunctive relief. In August 2024, we filed an amended complaint, and in September 2024, Google filed a motion to dismiss. In December 2024, the U.S. Judicial Panel on Multidistrict Litigation (JPML) transferred the case to the existing proceeding, In re: Google Digital Advertising Antitrust Litigation (JPML No. 3010). After common questions of fact are resolved in the Multidistrict Litigation proceeding, this case would be transferred back to the Northern District of California for trial. A second amended complaint was filed in April 2025. Google sought leave to file a motion to dismiss, which motion was filed on August 1, 2025. The Company’s response to such motion to dismiss was filed on October 3, 2025. In January 2026, the Court granted in part and denied in part Google’s motion. The Company’s third amended complaint was filed on March 3, 2026. The case is ongoing.

Along with co-plaintiff Eugene Volokh, in December 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. In February 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law. The New York Attorney General appealed that decision to the U.S. Court of Appeals for the Second Circuit. In its decision, the court certified certain questions regarding the interpretation of the law to the New York Court of Appeals. The Company’s brief was filed with the State of New York Court of Appeals on February 4, 2026. The case is ongoing and the injunction remains in place while the state court reviews.

In November 2024, we filed a lawsuit against the California Attorney General and Secretary of State in the U.S. District Court for the Eastern District of California to enjoin the enforcement of AB 2655, a recently enacted state law regulating online platforms. The law would require online platforms to receive reports about posts related to elections, public officials, and candidates for office that are deemed “materially deceptive,” then remove or label the content. Our lawsuit was consolidated with similar lawsuits filed by other affected online platforms and content creators, and the state of California has agreed to enjoin the enforcement of the law during the initial phases of the litigation. The plaintiffs’ summary judgment motions were filed on March 7, 2025. A further stay of enforcement was issued by the court through October 25, 2025. The summary judgment hearing took place on August 5, 2025. The judge granted our summary judgment motion from the bench. He ruled that Section 230 preempted all of AB 2655 and subsequently issued a permanent injunction against the enforcement of AB2655. The state of California filed its appeal brief on January 12, 2026, to which the Company filed its response on March 11, 2026. The case is ongoing.

In February 2025, Rumble filed a complaint and a request for a Temporary Restraining Order (“TRO”) in the U.S. District Court for the Middle District of Florida against Brazilian Supreme Court Justice Alexandre de Moraes related to content blocking orders issued by him against Rumble. The court denied, without prejudice, Rumble’s motion for a TRO on the grounds that the matter was not ripe for judicial review. The court noted that Justice Moraes’s pronouncements and directives had not been properly served on Rumble, that Rumble was not obligated to comply with such pronouncements and directives, and that no U.S. entity was required to enforce them. We filed an amended complaint on June 6, 2025 and a motion for alternative service on February 2, 2026. The case is ongoing.

In April 2025, along with Rebel News, we filed a lawsuit in the Ontario Superior Court of Justice against Canada, Canada Lands Company, and others alleging that the defendants tried to block two lawful and peaceful public gatherings celebrating free speech in the Toronto area in 2024. Certain parties have been removed from the action. The case is ongoing.

Proceedings as Defendant

In January 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against Rumble and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of Rumble in August 2020. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of Rumble or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the shares of Rumble in the Business Combination), together with other damages including punitive damages and costs. The case is currently in discovery. A mediation session was held in April 2025. No settlement was reached. The case is ongoing.

In October 2024, plaintiff David Stebbins filed a lawsuit in the U.S. District Court for the District of Delaware naming Rumble Inc. and an unaffiliated entity doing business as “The Specter Report” as defendants. Mr. Stebbins, who is not represented by counsel, alleges six counts of copyright infringement and one count of slander and seeks injunctive relief and $900,000 in damages from Rumble. We were never formally served with the lawsuit. The court dismissed the case against the Company in May 2025. The plaintiff has since petitioned the court to reopen the case against the Company.

In June 2025, we were served with a lawsuit from an individual named Michael Goldstein, alleging that the Company violated the California Invasion of Privacy Act by improperly disclosing personally identifiable information by way of the Facebook Pixel. The case was brought in a California state court. The case was removed to federal court in the U.S. District Court for the Central District of California. The Company filed a motion to dismiss on August 18, 2025, which the Court granted, with leave to amend. On December 5, 2025, the Plaintiff filed his amended complaint and the Company filed its Motion to Dismiss on January 26, 2026. A hearing took place on April 20, 2026, pursuant to which the motion was denied. The Company’s answer is due May 22, 2026.

As to each of the above lawsuits, the Company believes it has meritorious defenses to the claims asserted and intends to defend itself vigorously. However, litigation is inherently unpredictable, and we cannot predict the outcome of these matters. At this time, we cannot reasonably estimate the possible loss or range of loss, if any, and accordingly no liability has been recorded.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the SEC. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety DisclosureS.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule-10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
10.1	Employment Agreement, dated March 26, 2026, by and between Rumble Inc. and Mike Masci (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2026).
10.2	Restricted Stock Unit Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2026).
10.3	Option Award Agreement in respect of the Rumble Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2026).
10.4*	Employment Agreement, dated January 26, 2026, by and between Rumble Inc. and Maurice Edelson.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLE INC.

Date: May 14, 2026		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: May 14, 2026		/s/ Michael Masci
	Name:	Michael Masci
	Title:	Chief Financial Officer