Form 10-Q
period 2026-06-30
RUM Group Inc.
filed 2026-08-10
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40079

RUM GROUP INC.
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

As of August 6, 2026, the registrant had issued and outstanding (i) 276,328,597 shares of Class A common stock, par value $0.0001 per share, (ii) 123,690,477 shares of Class C common stock, par value $0.0001 per share, and (iii) 95,791,120 shares of Class D common stock, par value $0.0001 per share.

RUM GROUP INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including, among other things:

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	risks relating to our recent business combination (the “ND Business Combination”) with Northern Data AG (“Northern Data”), including with respect to our ability to successfully integrate the operations of Rumble and Northern Data and achieve the anticipated strategic and financial benefits of the transaction;

●	operating costs, customer loss or business disruption being greater than expected in anticipation of, or, if consummated, following, the ND Business Combination;

●	the effects of the combination of Rumble and Northern Data, including the combined company’s future financial position, operating results and strategy;

●	our substantial indebtedness following the ND Business Combination, and additional indebtedness we expect to incur in connection with our AI infrastructure and data center business, could adversely affect our financial condition and limit our operational flexibility;

●	risks that the growth strategy of the combined business may require a significant amount of debt financing, which may be available on unfavorable terms, if at all, and risks relating to the ability of the combined business to service such debt obligations;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	risks related to disruption of management time from ongoing business operations of each of Rumble and Northern Data due to the ND Business Combination;

●	unanticipated litigation, claims or assessments, as well as the outcome or impact of any current or pending litigation, claims or assessments;

●	potential security violations to the combined company’s, Rumble’s and Northern Data’s information technology systems;

●

changes in legislation or governmental regulations affecting the combined company, Rumble or Northern Data and international, national or local economic, social or political conditions or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws that could adversely affect the combined company, Rumble, Northern Data or their respective clients;

●	our development and construction of new data center facilities involves significant risks, including increasing public and community opposition to data center development and exposure to a highly-evolving regulatory landscape, which could delay, increase the cost of, or prevent the completion of our planned projects and subject us to potential legal liabilities;

●	with respect to our video business, we may not grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	our cloud business may not achieve the intended results, which could adversely affect our financial condition and results of operations;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activities, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	the operation of our non-custodial crypto wallet exposes us to significant regulatory, operational, security, and market risks that could adversely affect our business, financial condition, results of operations, and reputation;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	our Bitcoin treasury strategy exposes us to various risks associated with holding bitcoin;

●	we may fail to comply with applicable privacy laws, subjecting us to liability and damages;

●	our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, cross-border data transfers, and emerging technologies such as artificial intelligence;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	user-generated content could affect the quality of our services and deter existing or potential users from using our platforms, and we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violates any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our video business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating online video sharing platforms, other online platforms, and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in this Quarterly Report and in other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”), including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the risk factors related to Northern Data and its business and the business of the combined company as described under the caption “Risk Factors” in our Registration Statement on Form S-4 filed with the SEC on April 13, 2026 in connection with the ND Business Combination.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUM Group Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended June 30, 2026 and 2025

RUM Group Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended June 30, 2026 and 2025

RUM Group Inc.

Condensed Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025

Revenues	$40,366,736	$25,084,631	$65,826,532	$48,791,421

Expenses
Cost of services (content, hosting and other)	$30,607,067	$26,542,307	$57,604,250	$56,578,481
General and administrative	16,327,551	11,666,331	26,724,111	28,300,054
Research and development	6,795,275	4,825,884	12,535,189	9,614,995
Sales and marketing	10,379,335	7,891,526	18,911,816	11,530,452
Acquisition-related transaction costs	28,314,638	2,388,105	33,161,645	2,388,105
Amortization and depreciation	16,289,896	3,602,160	20,267,766	6,894,869
Change in fair value of digital assets	2,435,937	(5,192,441)	6,501,540	(3,493,025)

Total expenses	111,149,699	51,723,872	175,706,317	111,813,931

Loss from operations	(70,782,963)	(26,639,241)	(109,879,785)	(63,022,510)
Interest income	742,622	2,898,945	2,628,065	5,083,231
Other expense	(4,831,299)	(22,773)	(4,867,685)	(47,377)
Changes in fair value of contingent consideration	(486,931)	-	(486,931)	-
Changes in fair value of warrant liability	(5,672,458)	(6,461,861)	1,327,928	15,442,843
Changes in fair value of derivative	283,991	-	283,991	9,700,000

Loss before income taxes	(80,747,038)	(30,224,930)	(110,994,417)	(32,843,813)
Income tax expense	(184,149)	-	(207,140)	(31,310)
Deferred tax expense	(3,998)	-	(3,998)	-

Net loss	(80,935,185)	(30,224,930)	(111,205,555)	(32,875,123)
Net loss attributable to non-controlling interest	(1,790,479)	-	(1,790,479)	-
Net loss attributable to RUM Group Inc.	$(79,144,706)	$(30,224,930)	$(109,415,076)	$(32,875,123)

Loss per share – basic and diluted	$(0.28)	$(0.12)	$(0.40)	$(0.13)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	283,916,343	260,327,707	272,549,216	248,754,135

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$1,351,934	$1,036,433	$3,147,904	$2,563,013
General and administrative	3,736,982	2,950,885	5,843,008	9,235,196
Research and development	1,178,220	915,006	1,952,211	1,541,441
Sales and marketing	863,081	476,970	1,421,210	724,447

Total share-based compensation expense	$7,130,217	$5,379,294	$12,364,333	$14,064,097

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025

Net loss	$(80,935,185)	$(30,224,930)	$(111,205,555)	$(32,875,123)
Net loss attributable to non-controlling interest	(1,790,479)	-	(1,790,479)	-
Net loss attributable to RUM Group Inc.	(79,144,706)	(30,224,930)	(109,415,076)	(32,875,123)

Other comprehensive loss	(20,959,093)	-	(20,959,093)	-
Other comprehensive loss attributable to non-controlling interest	(3,101,946)	-	(3,101,946)
Other comprehensive loss attributable to RUM Group Inc.	(17,857,147)	-	(17,857,147)	-

Comprehensive loss	(101,894,278)	(30,224,930)	(132,164,648)	(32,875,123)
Comprehensive loss attributable to non-controlling interest	(4,892,425)	-	(4,892,425)	-
Comprehensive loss attributable to RUM Group Inc.	$(97,001,853)	$(30,224,930)	$(127,272,223)	$(32,875,123)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$203,269,513	$237,919,453
Accounts receivable and other, net	50,761,793	11,859,231
Contingent consideration receivable	22,936,515	-
Prepaid expenses and other	139,639,411	14,767,472
	416,607,232	264,546,156

Investment	6,936,175	-
Other non-current assets	20,720,066	1,123,781
Digital assets	20,352,467	18,450,362
Property and equipment, net	913,827,661	16,178,941
Right-of-use assets, net	142,809,207	1,868,458
Intangible assets, net	187,815,434	24,023,709
Goodwill	415,164,645	10,655,391
	$2,124,232,887	$336,846,798

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$125,450,014	$27,875,120
Deferred revenue	31,266,216	16,105,587
Lease liabilities	39,992,862	1,281,444
	196,709,092	45,262,151

Convertible notes payable	358,811,637	-
Lease liabilities, net of current portion	102,970,860	633,128
Deferred tax liability	25,041,306	-
Warrant liability	14,281,399	15,609,327
Other liability	657,541	500,000
	698,471,835	62,004,606
Commitments and contingencies (Note 19)

Shareholders’ equity
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 1,400,000,000 Class A shares authorized, 276,321,677 and 215,736,576 shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively; 170,000,000 Class C (and corresponding ExchangeCo Share) authorized, 123,690,470 and 123,690,470 shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively; 110,000,000 Class D shares authorized, 95,791,120 and 95,791,120 shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively)	779,498	773,439
Accumulated deficit	(674,811,380)	(565,396,304)
Additional paid-in capital	2,028,870,772	839,465,057
Accumulated other comprehensive income (loss)	(17,857,147)	-
Non-controlling interest	88,779,309	-
	1,425,761,052	274,842,192
	$2,124,232,887	$336,846,798

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended June 30, 2026
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Other Comprehensive Income/ (Loss)	Non-Controlling Interest (NCI)	Accumulated Deficit	Total
Balance March 31, 2026	215,750,581	123,690,470	95,791,120	$751,492	$12,369	$9,579	$844,842,713	$-	$-	$(595,666,674)	$249,949,479
Issuance of Class A Common Stock in connection with Northern Data AG acquisition	59,346,944	-	-	5,935	-	-	432,633,286	-	93,349,709	-	525,988,930
Issuance of pre-funded warrants	-	-	-	-	-	-	754,649,238	-	-	-	754,649,238
Share issuance costs	-	-	-	-	-	-	(11,504,123)	-	-	-	(11,504,123)
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	1,209,954	-	-	121	-	-	2,768,599	-	-	-	2,768,720
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,522,260)	-	-	-	(1,522,260)
Issuance of Class A Common Stock under ESPP	14,198	-	-	2	-	-	81,062	-	-	-	81,064
Share based payments	-	-	-	-	-	-	6,922,257	-	322,025	-	7,244,282
Other comprehensive loss	-	-	-	-	-	-	-	(17,857,147)	(3,101,946)	-	(20,959,093)
Net loss	-	-	-	-	-	-	-	-	(1,790,479)	(79,144,706)	(80,935,185)
Balance June 30, 2026	276,321,677	123,690,470	95,791,120	$757,550	$12,369	$9,579	$2,028,870,772	$(17,857,147)	$88,779,309	$(674,811,380)	$1,425,761,052

RUM Group Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	For the six months ended June 30, 2026
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Other Comprehensive Income/ (Loss)	Non-Controlling Interest (NCI)	Accumulated Deficit	Total
Balance December 31, 2025	215,736,576	123,690,470	95,791,120	$751,491	$12,369	$9,579	$839,465,057	$-	$-	$(565,396,304)	$274,842,192
Issuance of Class A Common Stock in connection with Northern Data AG acquisition	59,346,944	-	-	5,935	-	-	432,633,286	-	93,349,709	-	525,988,930
Issuance of pre-funded warrants	-	-	-	-	-	-	754,649,238	-	-	-	754,649,238
Share issuance costs	-	-	-	-	-	-	(11,504,123)	-	-	-	(11,504,123)
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	1,223,959	-	-	122	-	-	2,769,061	-	-	-	2,769,183
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,522,260)	-	-	-	(1,522,260)
Issuance of Class A Common Stock under ESPP	14,198	-	-	2	-	-	81,062	-	-	-	81,064
Share based payments	-	-	-	-	-	-	12,299,451	-	322,025	-	12,621,476
Other comprehensive loss	-	-	-	-	-	-	-	(17,857,147)	(3,101,946)	-	(20,959,093)
Net loss	-	-	-	-	-	-	-	-	(1,790,479)	(109,415,076)	(111,205,555)
Balance June 30, 2026	276,321,677	123,690,470	95,791,120	$757,550	$12,369	$9,579	$2,028,870,772	$(17,857,147)	$88,779,309	$(674,811,380)	$1,425,761,052

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended June 30, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance March 31, 2025	214,817,160	123,690,470	95,791,120	$751,399	$12,369	$9,579	$825,052,644	$(486,216,135)	$339,609,856
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	337,910	-	-	34	-	-	568,614	-	568,648
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,386,195)	-	(1,386,195)
Issuance of Class A Common Stock under ESPP	15,996	-	-	2	-	-	129,372	-	129,374
Share-based compensation	-	-	-	-	-	-	5,524,245	-	5,524,245
Net loss	-	-	-	-	-	-	-	(30,224,930)	(30,224,930)
Balance June 30, 2025	215,171,066	123,690,470	95,791,120	$751,435	$12,369	$9,579	$829,888,680	$(516,441,065)	$314,220,998

	For the six months ended June 30, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2024	118,808,857	165,153,621	105,782,403	$741,799	$16,515	$10,578	$419,681,648	$(483,565,942)	$(63,115,402)
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	41,463,151	(41,463,151)	-	4,146	(4,146)	-	-	-	-
Cancellation of Class D Common Stock	-	-	(9,991,283)	-	-	(999)	999	-	-
Issuance of Class A Common Stock	33,333,333	-	-	3,333	-	-	424,996,665	-	424,999,998
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	21,549,729	-	-	2,155	-	-	1,962,455	-	1,964,610
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,744,613)	-	(1,744,613)
Issuance of Class A Common Stock under ESPP	15,996	-	-	2	-	-	129,372	-	129,374
Share issuance costs	-	-	-	-	-	-	(29,429,791)	-	(29,429,791)
Share-based compensation	-	-	-	-	-	-	14,291,945	-	14,291,945
Net loss	-	-	-	-	-	-	-	(32,875,123)	(32,875,123)
Balance June 30, 2025	215,171,066	123,690,470	95,791,120	$751,435	$12,369	$9,579	$829,888,680	$(516,441,065)	$314,220,998

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the six months ended June 30,	2026	2025

Cash flows provided by (used in)

Operating activities
Net loss for the period	$(111,205,555)	$(32,875,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	20,267,766	6,894,869
Share-based compensation	12,364,333	14,064,097
Provision for credit losses	957,371	-
Net trade and barter revenue and expense	(1,538,931)	2,881,127
Non-cash lease expense	3,657,467	549,603
Change in fair value of warrants	(1,327,928)	(15,442,843)
Change in fair value of contingent consideration	486,376	-
Change in fair value of digital assets	6,501,092	(3,493,025)
Change in fair value of derivative	(283,991)	(9,700,000)
Loss on disposal of property and equipment	-	6,627
Loss on lease termination	-	925
Unrealized foreign exchange losses	5,669,758	-

Changes in operating assets and liabilities:
Accounts receivable	(15,286,870)	(3,063,864)
Prepaid expenses and other	5,531,116	6,565,724
Accounts payable and accrued liabilities	12,469,990	2,279,372
Deferred revenue	(1,750,016)	1,446,896
Income tax receivable	(1,822,222)	-
Deferred tax liability	166,096	-
Operating lease liabilities	(1,001,232)	(490,522)
Net cash used in operating activities	(66,145,380)	(30,376,137)

Investing activities
Purchase of property and equipment	(43,193,463)	(362,727)
Purchase of intangible assets	(2,816,714)	(1,289,278)
Purchase of digital assets	-	(19,100,000)
Acquisition of Northern Data AG, net of cash acquired	51,036,335	-
Net cash provided by (used in) investing activities	5,026,158	(20,752,005)

Financing activities
Proceeds from the issuance of pre-funded warrants in connection with equity commitment agreement	36,242,537	-
Taxes paid from net share settlement for share-based compensation	(1,522,260)	(1,744,613)
Proceeds from exercise of warrants and stock options	2,769,185	1,964,610
Proceeds from issuance of Class A Common Stock under ESPP	81,064	129,374
Proceeds from issuance of Class A Common Stock	-	775,000,000
Repurchase of Class A Common Stock	-	(525,000,000)
Share issuance costs	(11,504,125)	(29,429,791)
Net cash provided by financing activities	26,066,401	220,919,580

Effect of exchange rates on cash and cash equivalents	402,881	-

(Decrease) increase in cash and cash equivalents during the period	(34,649,940)	169,791,438
Cash and cash equivalents, beginning of period	237,919,453	114,018,900
Cash and cash equivalents, end of period	$203,269,513	$283,810,338

Supplemental cash flow information:
Cash paid for income taxes	$1,399,920	$33,755
Cash paid for interest	-	-
Cash paid for lease liabilities	935,515	449,945

Non-cash investing and financing activities:
Non-cash consideration related to the acquisition of Northern Data AG	1,515,556,856	-
Property and equipment in accounts payable and accrued liabilities	1,311,854	197,449
Recognition of operating right-of-use assets in exchange of operating lease liabilities, net of derecognition of terminated leases	22,929	949,534
Share-based compensation capitalized related to intangible assets	257,143	227,848

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

1. Overview and Basis of Presentation

Nature of Operations

RUM Group Inc. (formerly known as Rumble Inc., “RUM” or the “Company”) is a holding company that operates an online video platform and a cloud and AI infrastructure business. The Company’s video platform enables creators to manage, distribute, and monetize their content by connecting them with brands, publishers, and directly to their subscribers and followers. The Company’s cloud and AI infrastructure business provides compute, data center capacity, and related blockchain infrastructure services. The Company’s registered office is located at 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. The Company’s shares of Class A Common Stock and warrants are traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “RUM” and “RUMBW”, respectively.

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

These financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2025 (the “Annual Financial Statements”). These financial statements have been prepared using the same accounting policies that were described in Note 2, Summary of Significant Accounting Policies, to the Annual Financial Statements.

Basis of Consolidation

The financial statements include the accounts of the Company and all subsidiaries. Subsidiaries are entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest entity. Subsidiaries are fully consolidated from the date control is transferred to the Company and are de-consolidated from the date control ceases. The financial statements include all the assets, liabilities, revenues, expenses and cash flows of the Company and its subsidiaries after eliminating intercompany balances and transactions.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

1. Overview and Basis of Presentation (Continued)

Basis of Consolidation (Continued)

Subsidiaries	Jurisdiction of incorporation	Functional currency	Ownership interest June 30, 2026	Ownership interest December 31, 2025
RUM Group Inc.	United States	USD	100%	100%
Rumble Inc.	United States	USD	100%	100%
Rumble USA Inc	United States	USD	100%	100%
Rumble Store USA Inc.	United States	USD	100%	100%
Locals Technology Inc.	United States	USD	100%	100%
Rumble Cloud Inc	United States	USD	100%	100%
Rumble Freedom First Holding Designated Activity Company	Ireland	USD	100%	100%
Rumble Deutschland AG	Germany	USD	100%	100%
Rumble Cloud Panama Inc.	Panama	USD	100%	100%
Rumble Cloud DOEEL Skopje	Macedonia	USD	100%	100%
Rumble Cloud USA Inc.	United States	USD	100%	100%
Rumble Cloud El Salvador S.A de C.V.	El Salvador	USD	100%	100%
RUM SPV Inc.	United States	USD	100%	100%
1000045707 Ontario Inc.	Canada	CAD	100%	100%
1000045728 Ontario Inc.	Canada	CAD	100%	100%
Rumble Canada Inc.	Canada	CAD	100%	100%
Northern Data AG	Germany	EUR	85%	0%
ND CS (Services) GmbH	Germany	EUR	85%	0%
Northen Data Software GmbH	Germany	EUR	85%	0%
1277963 B.C. Ltd	Canada	CAD	85%	0%
Northern Data (CH) AG	Switzerland	CHF	85%	0%
Northern Data Services (UK) Limited	Great Britain	GBP	85%	0%
Northern Data Linlithgow Limited	Great Britain	GBP	85%	0%
Taiga Cloud UK Limited	Great Britain	GBP	85%	0%
Minondo Ltd.	Gibraltar	USD	85%	0%
Taiga Cloud Limited	Ireland	EUR	85%	0%
Damoon Ltd.	Ireland	EUR	85%	0%
Northern Data Ireland Ltd.	Ireland	EUR	85%	0%
Ardent Data Centers HoldCo Ltd.	Ireland	EUR	85%	0%
Taiga Cloud HoldCo Ltd.	Ireland	EUR	85%	0%
Northern Data NL B.V.	Netherlands	EUR	85%	0%
Decentric Europe B.V.	Netherlands	EUR	85%	0%
Bitfield N.V.	Netherlands	EUR	85%	0%
Taiga Cloud NL B.V.	Netherlands	EUR	85%	0%
Northern Data NOR AS	Norway	NOR	85%	0%
ND Real Estate I AS	Norway	NOR	85%	0%
ND Real Estate II AS	Norway	NOR	85%	0%
Taiga Cloud Portugal, Unipessoal LDA	Portugal	EUR	85%	0%
Hydro66 Svenska AB	Sweden	SEK	85%	0%
Hydro66 Services AB	Sweden	SEK	85%	0%
Hydro66 Property Services AB	Sweden	SEK	85%	0%
Northern Data NY, LLC	United States	USD	85%	0%
Northern Data PA, LLC	United States	USD	85%	0%
Ardent Data Services, LLC	United States	USD	85%	0%
Northern Data Reserve, Inc.	United States	USD	85%	0%
Ardent Data Centers LLC USA	United States	USD	85%	0%
Northern Data US Services Inc.	United States	USD	85%	0%
Northern Data Maysville ADC I, LLC	United States	USD	85%	0%
Ardent Data Centers US HoldCo Inc. USA	United States	USD	85%	0%

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

1. Overview and Basis of Presentation (Continued)

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to: allowance for credit losses; valuation of share-based compensation awards; estimates in the determination of the fair value of consideration transferred in connection with acquisitions; fair value of financial instruments including warrant liability, digital assets, contingent consideration, and derivative; discount rate in determining lease liabilities; valuation of long-lived assets and their associated useful lives, valuation of goodwill; the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes; and estimates in the determination of the fair value of non-cash consideration earned in trade and barter transactions. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Currency Translation

Transactions in foreign currency

Transactions made in a currency other than the functional currency are remeasured to the functional currency at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the exchange rate at that date and non-monetary assets and liabilities are remeasured at historical rates. Foreign currency translation gains and losses are included in other income (expense) in the condensed consolidated interim statements of operations.

Translation to reporting currency

Translation gains and losses from the application of the U.S. dollar as the reporting currency, if any, are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income.

2. Summary of Significant Accounting Policies

Revenue Recognition

On June 17, 2026, the Company acquired approximately 85% of the outstanding common shares of Northern Data AG (“NDAG”), which derives revenues primarily from the following sources:

Cloud computing

Cloud computing, reserved capacity – The Company provides dedicated computing capacity for its customers’ exclusive use throughout the contractual term. The ability to provide continuous access to dedicated capacity represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customers. The customers simultaneously receives and consume the benefits of the service as it is provided and, accordingly, the performance obligation is satisfied over time. Revenue is recognized on a straight-line basis over the contract term, reflecting the continuous transfer of the stand-ready service. Customers are invoiced monthly with payment terms of 10 to 20 days.

Cloud computing, on-demand capacity – The Company provides GPU computing resources on demand at contractual rates based on actual usage. Customers simultaneously receive and consume the benefits of the computing services as they are delivered and, accordingly, the performance obligation is satisfied over time. The Company applies the right-to-invoice practical expedient and recognizes revenue in the amount to which it has a right to invoice, as that amount corresponds directly with the value transferred to the customers. Customers are invoiced monthly with payment terms of 10 to 20 days.

Deferred revenue

Deferred revenue is recognized when a customer makes a payment or the payment becomes due before the Company transfers the respective goods or services to the customer and the Company has an unconditional right to receive specified consideration before transferring the goods or service to the customer.

Contract assets

Contract assets are recognized when revenue is recognized before the Company has an unconditional right to invoice the customer and are measured at the amount of consideration expected to be received, subject to any applicable constraint on variable consideration. When the Company’s right to consideration becomes unconditional, the related contract asset would be reclassified to accounts receivable. Contract assets are assessed for impairment in accordance with the Company’s credit loss policy, and any impairment losses are recognized in earnings.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

The Company acquired additional depreciable classes of property and equipment during the three and six months ended June 30, 2026:

Useful Lives
Land	Not depreciated
Building	30 years
Advance payments made and assets under construction	Not depreciated
Data centers	1-20 years
Computer hardware	1-10 years
Furniture and fixtures	1-11 years
Leasehold improvements	Lesser of useful life or term of lease

Advance payments for the acquisition, construction, or installation of property and equipment are recorded within property and equipment when the Company has made payment for assets or construction activities that are expected to result in future long-lived assets. Such amounts are classified as advance payments for property and equipment or assets under construction until the related assets are received, constructed, installed, and available for their intended use.

Assets under construction include costs directly attributable to the acquisition, construction, installation, and testing of property and equipment, including equipment costs, vendor payments, construction costs, freight, duties, installation costs, and professional fees. Assets under construction, including advance payments recorded within property and equipment, are not depreciated until the related asset are placed in service and available, at which time the costs are transferred to the appropriate property and equipment category and depreciated over the estimated useful life of the related assets. These amounts are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Business Combination

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

Investments

The Company accounts for investment in which it has significant influence using the equity method. Significant influence is the ability to affect an investee’s operating and financial policies. In assessing whether significant influence exists, the Company considers its ability to participate in relevant decision-making processes, taking into account governance rights, representation in decision-making bodies, contractual arrangements, and other relevant facts and circumstances. Equity method investments are initially recognized at cost and subsequently adjusted for the Company’s share of the investee’s profit or loss and other comprehensive income. Dividends received reduce the carrying amount of the investment.

The Company accounts for its investment in non-marketable equity securities, over which it does not have control or significant influence, using the measurement alternative. The investment was initially measured at fair value on the acquisition date and is subsequently carried at cost, adjusted for impairments and observable price changes in orderly transactions for the identical or similar securities.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

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

3. Business Combinations

On June 17, 2026, the Company acquired approximately 85% of the outstanding common shares of NDAG, a leading provider of AI and high-performance computing infrastructure (“ND Business Combination”). The primary reason for the acquisition is to obtain large-scale AI compute infrastructure, GPU capacity, data center assets and power resources that accelerate the growth of our cloud business. The goodwill that arises in the acquisition, which is not deductible for tax purposes, is primarily attributed to the expected synergies from combining Rumble’s cloud platform and technology ecosystem with NDAG’s AI infrastructure assets, as well as expected future growth opportunities. Acquisition-related transaction costs of $28,314,638 and $33,161,645 incurred in connection with this transaction during the three and six months ended June 30, 2026, respectively, are included in the condensed consolidated interim statements of operations. On June 3, 2026, Company exercised its option to draw $36,242,538 under this arrangement in exchange for 4,599,365 pre-funded warrants. The partial exercise settled on June 17, 2026, concurrent with the closing of the business combination. As of June 30, 2026 the derivative asset associated with the funding arrangement is included within other non-current assets on the Company’s condensed consolidated interim balance sheet.

In connection with the acquisition, the Company entered into a funding arrangement with Tether under which the Company can draw up to $200 million under certain situations related to the VAT matter described in Note 19. The funding arrangement can be settled, at the Company’s option, by either issuing shares of Class A Common Stock at $7.88, pre-funded warrants exercisable for $0.0001 at $7.8799 or a convertible loan payable on the same terms as the convertible loan payable described in Note 14. The Company has determined that the funding arrangement is a derivative that is not classified in equity, and as a result it has been recognized in changes in fair value of derivative in the condensed consolidated interim statement of operations. On June 17, 2026, Company utilized $36,242,538 of this arrangement and issued 4,599,365 pre-funded warrants.

The identification and measurement of the consideration transferred, identifiable assets acquired, liabilities assumed and non-controlling interest is provisional and subject to changes during the measurement period, not to exceed one year from the acquisition date, as additional information related to the facts and circumstances that existed at the acquisition date becomes available. The table below summarizes the provisional fair value of consideration transferred, net assets acquired, non-controlling interest, and resulting goodwill.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

3. Business Combinations (Continued)

Consideration	$1,515,556,856
Non-controlling interest	93,349,709
Total consideration	$1,608,906,565

Cash	$51,036,334
Account receivables and other, net	52,879,228
Contingent consideration receivable	23,827,868
Prepaid expenses and other current assets	104,616,682
Investment	7,059,450
Other non-current assets	19,265,879
Digital assets	8,548,488
Property and equipment	887,260,497
Right-of-use assets	146,226,827
Intangible assets, net	172,474,080
Accounts payable and accrued liabilities	(11,006,831)
Deferred revenue	(20,508,519)
Income tax payable	(28,980,271)
Deferred tax liabilities	(25,305,298)
Lease liabilities	(144,141,688)
Other current liabilities	(187,825)
Other liabilities	(45,661,476)
Fair value of net identifiable assets acquired	$1,197,403,425
Add: Goodwill	411,503,140
Total net assets acquired	$1,608,906,565

Consideration

The consideration transferred in the acquisition of NDAG consisted of shares of the Company’s Class A Common Stock, pre-funded warrants exercisable for shares of the Company’s Class A Common Stock, and a euro-denominated note payable issued to Tether Investments, S.A. De C.V. (“Tether”) in connection with the assignment of an existing shareholder loan owed by NDAG to Tether (“Shareholder Loan”).

	Number of Instruments	Fair Value Per Unit	Fair Value
(i) Class A Common Stock	59,346,944	$7.29	$432,639,220
(ii) Pre-funded warrants	98,264,309	$7.29	716,336,988
(iii) Note payable			366,580,647
Total consideration			$1,515,556,855

(i) Rumble Class A Common Stock

The equity consideration to former NDAG shareholders who validly tendered their shares pursuant to the voluntary public exchange offer commenced by the Company as part of the ND Business Combination was based on an exchange ratio of 2.0281 shares of the Company’s Class A Common Stock for each NDAG share validly tendered; and the equity consideration to former NDAG shareholders who sold their NDAG shares to the Company in the concurrent private transaction pursuant to certain transaction support agreements was based on the same ratio, with a portion placed in escrow in accordance with such transaction support agreements.

(ii) Pre-funded warrants

The Company issued pre-funded warrants to Tether, a former NDAG shareholder pursuant to a transaction support agreement with, in lieu of shares of the Company’s Class A Common Stock to the extent such issuance of the Company’s Class A Common Stock to Tether would result in the voting power of Tether and its affiliates in the Company to exceed 9.90% of the outstanding voting power of the capital stock of the Company.

(iii) Issuance of note payable

The note payable was measured at fair value as part of the consideration transferred. The note contains an embedded derivatives that was separately recognized as a derivative liability. See Note 14 for further details.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

3. Business Combinations (Continued)

Non-Controlling Interest

The non-controlling interest is comprised of the following components:

	Number of Instruments	Fair Value Per Unit	Fair Value
(i) Northern Data AG common shares	9,519,223	$9.29	$88,435,357
(ii) Vested options outstanding at the date of acquisition	1,085,302	$0.64 - $4.61	3,762,652
(iii) Allocation of the fair value of unvested options based on service provided prior to the date of acquisition	1,179,071	$1.04 - $4.61	1,151,700
Total non-controlling interest			$93,349,709

(i) Common shares

At June 17, 2026, 9,519,223 common shares were not tendered. The fair value was determined using the NDAG closing share price on the exchange date, which was €8.02 ($9.29).

(ii) Vested and unvested options

Under the NDAG stock option plan, for options that were granted prior to a change in control, the holder may elect to exercise their vested options and receive shares in NDAG or to elect a cash alternative. The cash alternative is based on the difference between the strike price of the option and the unweighted arithmetic mean of NDAG’s stock price for the last ten days prior to the change in control. Based on the strike prices of the options, which range from €14.12 to €58.54, the cash alternative would result in $nil payment to the option holders. As a result, the stock option plan has been determined to be equity classified.

The fair value of vested and unvested options was determined using the Black Scholes model with the following inputs:

As at June 17, 2026
Share price	€49.45
Exercise price	€14.12 - €58.54
Risk-free interest rate	2.44% - 2.48%
Volatility	85% - 92%
Expected life	1.80 – 4.33 years
Dividend rate	0.00%

(iii) Unvested options

The unvested stock options include both service and performance conditions. The service condition is generally 3 years, and the performance condition requires NDAG to achieve a revenue target of 25% compound annual growth rate (“CAGR”). The CAGR is calculated and assessed over the reference period which varies and is outlined in the grant. The total fair value of unvested options at the acquisition date, net of those that are not probable of vesting, is $4,037,426, of which $1,151,701 relates to past service and is included in non-controlling interest. $2,885,725 will be recognized as compensation expense over 0.40 to 2.15 years. During the three and six months ended June 30, 2026, the Company recognized $322,025 in stock-based compensation related to NDAG’s stock option plan, with a corresponding increase in non-controlling interest.

Proforma Results

The following unaudited pro-forma condensed consolidated interim statement of operations for the six months ended June 30, 2026, has been prepared as if the acquisition had occurred on January 1. The below does not include any pro-forma adjustments other than adding in the actual results of NDAG from January 1, 2026 to June 17, 2026.

From the date of acquisition on June 17, 2026, NDAG contributed $10,092,593 of revenue and $11,968,936 of loss before income taxes. If the acquisition had taken place at the beginning of the fiscal year, NDAG would have contributed approximately $168,244,631 of revenue and $(545,037,732) of loss before income taxes.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

4. Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Audience monetization	$27,063,060	$21,469,232	$49,591,897	$41,412,767
Other initiatives	13,303,676	3,615,399	16,234,635	7,378,654
Total revenues	$40,366,736	$25,084,631	$65,826,532	$48,791,421

The Company recognizes revenue either at a point in time or over time, depending upon the characteristics of the contract.

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Point in time	$10,909,580	$9,344,948	$17,879,255	$18,578,535
Over time	29,457,156	15,739,683	47,947,277	30,212,886
Total revenues	$40,366,736	$25,084,631	$65,826,532	$48,791,421

Deferred Revenue

Deferred revenue recorded at June 30, 2026 is expected to be fully recognized by June 30, 2027. The deferred revenue balance was $31,266,216 and $16,105,587 as of June 30, 2026 and December 31, 2025, respectively.

5. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	Contracted Maturity	As of June 30, 2026	As of December 31, 2025
Cash	Demand	$53,196,166	$7,651,820
Treasury bills, money market funds, and term deposits	Demand	150,073,347	230,267,633
		$203,269,513	$237,919,453

As of June 30, 2026 and December 31, 2025, the Company entered into a guarantee/ standby letter of credit in the amount of $1,362,500 which will be used towards the issuance of credit for running the day-to-day business operations.

6. Prepaid expenses and other

Prepaid expenses and other consist of the following:

	As of June 30, 2026	As of December 31, 2025
Prepaid expenses and other	$115,860,406	$14,767,472
Contract assets	23,779,005	-
	$139,639,411	$14,767,472

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

7. Investments

As part of the acquisition of NDAG (see Note 3), the Company acquired certain equity instruments. The following table presents a summary of the classification of these investments.

	As of June 30, 2026	As of December 31, 2025
Equity method	$1,370,573	$-
Non-marketable securities	5,565,602	-
	$6,936,175	$-

The following table summarizes the activity in the Company’s investment:

	Equity Method	Non-Marketable Securities	Total
Balance, December 31, 2025	$-	$-	$-
Acquired in a business combination (Note 3)	1,394,270	5,665,180	7,059,450
Changes in currency translation	(23,697)	(99,578)	(123,275)
Balance, June 30, 2026	$1,370,573	$5,565,602	$6,936,175

8. Digital Assets

The Company’s digital assets holdings consist of the following:

		As of June 30, 2026			As of December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	293.14	$24,403,008	$17,162,147	210.82	$19,100,000	$18,450,362
Other	41,800,000	3,245,480	3,190,320	-	-	-
		$27,648,488	$20,352,467		$19,100,000	$18,450,362

The following table presents a reconciliation of the Company’s digital asset holdings:

	Bitcoin	Other	Total
Balance, December 31, 2025	$18,450,362	$-	$18,450,362
Acquired in a business combination (Note 3)	5,303,008	3,245,480	8,548,488
Change in fair value	(6,501,540)	-	(6,501,540)
Changes in currency translation	(89,683)	(55,160)	(144,843)
Balance, June 30, 2026	$17,162,147	$3,190,320	$20,352,467

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

9. Property and Equipment

	As of June 30, 2026	As of December 31, 2025
Land	$9,524,459	$-
Buildings	41,076,344	-
Advance payments made and assets under construction	98,750,474	-
Data centers	786,190,432	27,195,275
Computer hardware	1,772,753	1,813,514
Furniture and fixtures	978,081	261,769
Leasehold improvements	2,350,575	2,295,521
	940,643,118	31,566,079
Accumulated depreciation	(26,815,457)	(15,387,138)
Net carrying value	$913,827,661	$16,178,941

Depreciation expense on property and equipment for the three months ended June 30, 2026 and 2025 were $9,699,781 and $1,420,064, respectively. Depreciation expense on property and equipment for the six months ended June 30, 2026 and 2025 were $11,428,319 and $2,584,287, respectively.

10. Right-of-Use Assets and Lease Liabilities

The Company leases several facilities, data centers and equipment under non-cancelable operating leases. These leases have original lease periods expiring between 2026 and 2030. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	As of June 30, 2026		As of December 31, 2025
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Right-of-use assets	$148,150,320	$(5,341,113)	$5,229,708	$(3,361,250)
Net carrying value		$142,809,207		$1,868,458

Operating lease costs for the three months ended June 30, 2026 and 2025 was $2,021,407 and $308,999, respectively. Operating lease costs for the six months ended June 30, 2026 and 2025 was $2,407,713 and $549,603, respectively. These costs are included in general and administrative expenses in the condensed consolidated interim statements of operations.

Supplemental balance sheet information related to the operating lease liabilities is as follows:

	As of June 30, 2026	As of December 31, 2025
Weighted-average remaining lease term	2.06 years	1.59 years
Weighted-average incremental borrowing rate	6.14%	11.59%

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of June 30, 2026:

Remainder of 2026	$23,651,791
2027	47,147,291
2028	47,110,643
2029	29,540,728
2030	10,044,667
157,495,120
Less: imputed interest*	(14,531,398)
142,963,722

Current portion	$39,992,862
Long-term portion	$102,970,860

*	Imputed interest represents the difference between undiscounted cash flows and cash flows

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

11. Intangible Assets

	As of June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$462,047	$(281,503)	$180,544
Domain name	605,447	(170,717)	434,730
Brand	1,284,000	(601,369)	682,631
Software and technology	31,249,199	(17,202,277)	14,046,922
Internal software development	12,074,536	(4,948,936)	7,125,600
Assembled workforce	$726,222	(726,222)	-
Customer contracts	27,915,300	(2,722,427)	25,192,873
Customer relationships	141,627,420	(1,475,286)	140,152,134
	$215,944,171	$(28,128,737)	$187,815,434

	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$462,047	$(247,651)	$214,396
Domain name	500,447	(153,452)	346,995
Brand	1,284,000	(537,169)	746,831
Software and technology	30,325,084	(14,126,148)	16,198,936
Internal software development	10,029,795	(3,513,244)	6,516,551
Assembled workforce	726,222	(726,222)	-
	$43,327,595	$(19,303,886)	$24,023,709

The customer contract and customer relationships were acquired in the acquisition (see Note 3) and are being amortized over a weighted average life of 4.26 years.

Amortization expense related to intangible assets was $6,575,519 and $2,182,096 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense related to intangible assets was $8,824,851 and $4,310,582 for the six months ended June 30, 2026 and 2025, respectively.

For intangible assets held as of June 30, 2026, future amortization expense is as follows:

Remainder of 2026	$46,879,003
2027	44,765,681
2028	42,154,169
2029	36,582,763
2030	16,984,459
Thereafter	449,359
$187,815,434

12. Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill:

The following table summarizes the changes in the carrying amount of goodwill:

Balance, December 31, 2025	$10,655,391
Acquired in business combination (Note 3)	411,503,140
Changes in currency translation	(6,993,886)
Balance, June 30, 2026	$415,164,645

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

13. Accounts Payable and Accrued Liabilities

The Company’s accounts payable and accrued liabilities consist of the following:

	As of June 30, 2026	As of December 31, 2025
Trade accounts payable	$28,775,981	$5,946,207
Accrued programming and content costs	12,510,881	11,091,846
Accrued compensation and benefits	12,787,743	2,674,379
Accrued professional fees	35,003,308	6,450,045
Incomes taxes payable	27,238,044	-
Other accrued expenses	9,134,057	1,712,643
	$125,450,014	$27,875,120

14. Convertible Note Payable

In connection with the acquisition of NDAG (see Note 3), Rumble Freedom First Holding Designated Activity Company, a newly formed Irish private limited company and indirect wholly-owned subsidiary of the Company issued a euro-denominated note payable to Tether. The principal amount on the note is €317,533,401.

The note matures on June 18, 2031. The note bears interest at EURIBOR plus 3.0%, payable quarterly on each March 31, June 30, September 30, and December 31. The Company may prepay the note, in whole or in part, at any time without penalty. If the note is not repaid when due, additional default interest of 4.0% above the base interest rate will accrue on the overdue amount.

Up to 5 business days before June 18, 2027 (the “Exchange Option Date”), Tether may deliver a notice of exercise to the Company to exchange the entire outstanding principal and accrued interest of the note into shares of the Company’s Class A Common Stock (or pre-funded warrants) on the Exchange Option Date, after which such option will expire if not exercised. The number of shares issuable upon conversion is determined by dividing the outstanding note amount by the greater of the 10-day volume-weighted average trading price of the Company’s Class A Common Stock and $7.88 per share, subject to customary anti-dilution adjustments. The conversion price is translated into euros using the European Central Bank exchange rate on the conversion date. As a result, the number of shares into which the note may be converted is variable. As of June 30, 2026, the estimated number of shares the note can be converted into is 45,913,395.

The Company determined that the conversion option is an embedded derivative that is required to be separated from the debt host. The derivative is measured at fair value at issuance and remeasured at fair value at each reporting date, with changes recognized in changes in fair value of derivative on the condensed consolidated interim statements of operations. The debt host is accounted for at amortized cost using the effective interest method. The effective interest rate on the debt host was estimated to be approximately 5.92%.

The fair value of note payable is estimated using the binomial lattice methodology based on a modified Cox-Ross-Rubenstein approach that incorporates the following inputs as of June 17, 2026:

Share price	$7.29
EUR/USD FX rate	$1.1591 per €1
Volatility	70%
Risk-free rate	2.53%
Credit spread	3.60%
Risk-adjusted rate	6.13%
Dividend rate	0.00%
EURIBOR	EURIBOR forward curve data

The following table presents the fair value of the convertible notes payable as of June 17, 2026:

Notes payable	$359,429,226
Embedded derivative	7,151,421
Convertible note payable	$366,580,647

The following table presents a reconciliation of the Company’s convertible notes payable:

Balance, December 31, 2025	$-
Acquired in business combination (Note 3)	366,580,647
Interest accretion	61,294
Change in fair value	(1,601,747)
Changes in currency translation	(6,228,557)
Balance, June 30, 2026	$358,811,637

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

15. Income Taxes

The Company considers its annual effective tax rate at the end of each quarter, reflecting estimates of annual pre-tax income (loss), the geographic mix of pre-tax income (loss), interpretations of applicable tax laws and the potential outcomes of audits. The Company’s quarterly estimate has predominantly included U.S. and Canada jurisdictions, with expected ordinary losses for the fiscal year.

The acquisition of NDAG resulted in an expansion of tax jurisdictions for the Company, inclusive of Germany, Great Britain, Ireland, Netherlands, Norway, Portugal, Sweden and others. The income tax expense (recovery) for the period includes the expected tax expense at the effective rate of certain jurisdictions in which ordinary losses are not expected and in which estimates of ordinary income are available.

The tax expense (recovery) is inclusive of the reversal of certain temporary differences acquired as a result of the acquisition of NDAG, as further described in Note 3. In connection with this acquisition, deferred tax liabilities of $57,259,196 were recorded on the excess of book basis over tax basis of the acquired assets, along with deferred tax assets of $31,953,897 in respect of restricted interest, net operating loss carryforwards, and other tax attributes. A valuation allowance of $82,587,457 was recorded in the preliminary purchase price allocation in respect of certain tax attributes which, as of the acquisition date, are not considered more likely than not to be realized.

The net deferred tax liabilities, assets and valuation allowance are based upon certain assumptions underlying our preliminary purchase price allocation and, upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required.

16. Shareholders’ Equity

The Company is authorized to issue 1,700,000,000 shares, consisting of:

(i)	1,400,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The following shares of common stock are issued and outstanding at:

	As of June 30, 2026		As of December 31, 2025
	Number	Amount	Number	Amount

Class A Common Stock	276,321,677	$757,550	215,736,576	$751,491
Class C Common Stock (and its corresponding ExchangeCo Share)	123,690,470	12,369	123,690,470	12,369
Class D Common Stock	95,791,120	9,579	95,791,120	9,579
		$779,498		$773,439

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

Pre-Funded Warrants Issued as Part of NDAG Acquisition

In connection with the acquisition of NDAG (see Note 3), the Company issued pre-funded warrants to Tether, entitling Tether to purchase up to a total of 98,264,309 shares of the Company’s Class A Common Stock, which are exercisable immediately at a nominal exercise amount. As the pre-funded warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recognized the fair value upon issuance as additional paid-in capital on the Company’s condensed consolidated interim balance sheet.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

17. Share-Based Compensation Expense

The Company’s stock award plans consist of:

Rumble Inc. Amended and Restated Stock Option Plan

The Company maintains a long-term incentive plan, the Rumble Inc. Amended and Restated Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan governs the terms and conditions of the outstanding awards previously granted under the Stock Option Plan, as well as all options to purchase Legacy Rumble Class A common shares or Legacy Rumble Class B common shares which were converted into options to purchase shares of the Company’s Class A Common Stock in connection with the business combination (the “Business Combination”) contemplated by that certain business combination agreement, dated December 1, 2021, by and between CF Acquisition Corp. VI, a Delaware corporation, and Rumble Inc., a corporation formed under the laws of the Province of Ontario Canada (“Legacy Rumble”).

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

Share-based compensation expenses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Restricted stock units	$2,464,905	$2,848,751	$4,239,504	$6,964,276
Stock options	3,602,747	2,511,511	6,073,080	7,057,360
Employee stock purchase plan	10,810	19,032	27,021	42,461
Pre-funded warrants	729,730	-	1,702,703	-
Stock options in NCI	322,025	-	322,025	-
	$7,130,217	$5,379,294	$12,364,333	$14,064,097

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

17. Share-Based Compensation Expense (Continued)

Restricted Stock Units

The following table reflects the continuity of unvested restricted stock units (“RSUs”) transactions:

	Service Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,851,200	$7.36
Granted	3,076,862	5.31
Vested	(1,024,610)	7.08
Forfeited	(216,193)	6.68
Outstanding, June 30, 2026	3,687,259	$5.76

	Market Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	400,000	$2.74
Granted	-	-
Vested	-	-
Forfeited	(400,000)	2.74
Outstanding, June 30, 2026	-	$-

	Performance Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	161,551	$8.51
Granted	52,530	5.71
Vested	-	-
Forfeited	(161,551)	8.51
Outstanding, June 30, 2026	52,530	$5.71

As of June 30, 2026, the Company has determined that it is not probable that the conditions related to the performance-based restricted stock units will be met, and therefore, the Company has not recognized the related expense in the condensed consolidated interim financial statements.

The following table reflects additional information related to RSUs activity:

	As of June 30, 2026
	Service Conditions	Market Conditions	Performance Conditions
Unrecognized compensation cost	$18,336,772	$-	$299,946
Weighted-average service period for unrecognized compensation cost	2.71	-	-
Grant date fair value of RSUs	$16,331,320	$-	$299,946

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

17. Share-Based Compensation Expense (Continued)

Stock Options

The fair value of the stock options was determined using either a Black-Scholes option pricing model or a Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model. The following table reflects the assumptions made:

Six Months Ended June 30, 2026
Share price	$5.01-$6.37
Exercise price	$5.01-$6.37
Risk-free interest rate	3.83%-4.15%
Volatility	63%-69%
Expected life	6.00-6.75 years
Dividend rate	0.00%

The following table reflects the continuity of stock option transactions:

	Service Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2025	43,227,838	$1.48
Granted	6,766,020	5.18
Exercised	(464,247)	5.96
Forfeited	(216,538)	7.51
Cancelled	(22,944)	8.20
Outstanding, June 30, 2026	49,290,129	$1.92

Vested and exercisable, June 30, 2026	38,961,151	$0.88

During the six months ended June 30, 2026 and 2025, the Company recorded incremental share-based compensation expense of $nil and $2,805,952, respectively, related to the modification of stock option awards of an officer who experienced changes in employment, which accelerated the vesting of all unvested options and extended the post-termination exercise period.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of June 30, 2026, the aggregate intrinsic value of options outstanding was $228,373,932 and the aggregate intrinsic value of the options vested and exercisable was $219,925,054.

The following table reflects additional information related to options activity:

As of June 30, 2026
Service Conditions
Unrecognized compensation cost	$34,559,671
Weighted-average service period for unrecognized compensation cost	0.79
Weighted-average grant date fair value of options outstanding	$3.41

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

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

17. Share-Based Compensation Expense (Continued)

Employee Stock Purchase Plan (Continued)

The fair value of the Employee Stock Purchase Plan was determined using Black-Scholes option pricing model. The following table reflects the assumptions made:

Six Months Ended June 30, 2026
Share price	$6.37
Risk-free interest rate	3.58%
Volatility	49.5%
Expected life	0.49 years
Dividend rate	0.00%

The following table reflects additional information related to options:

As of June 30, 2026 Service Conditions
Unrecognized compensation cost	$-
Weighted-average service period for unrecognized compensation cost	0.00 years
Grant date fair value of ESPPs	$$30,294

Pre-Funded Warrants Issued in Connection with Service Agreement

The Company issued pre-funded warrants in connection with a service agreement. The pre-funded warrants are exercisable for shares of the Company’s Class A Common Stock at a nominal exercise price and vests in equal quarterly installments over a three-year period, subject to continued performance of services.

	Service Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2025	-	$-
Granted	1,412,873	6.37
Vested	(235,479)	6.37
Forfeited	-	-
Outstanding, June 30, 2026	1,177,394	$6.37

The following table reflects additional information related to the pre-funded warrants:

As of June 30, 2026
Service Conditions
Unrecognized compensation cost	$7,297,297
Weighted-average service period for unrecognized compensation cost	2.50
Grant date fair value of pre-funded warrants	$9,000,000

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

18. Loss per Share

When taken together, an ExchangeCo Share and a share of the Company’s Class C Common Stock, as well as equity-classified pre-funded warrants with a nominal exercise price and that are exercisable, are economically similar to a share of the Company’s Class A Common Stock. As a result, the Company computed basic loss per share by dividing net loss attributable to the Company by the weighted-average number of the Company’s Class A Common Stock, ExchangeCo Shares, and pre-funded warrants issued and outstanding, excluding those held in escrow as these are contingently issuable shares and have been excluded from the calculation during the three and six months ended June 30, 2026, and 2025. Shares of the Company’s Class D Common Stock do not share in earnings and are not participating securities (i.e., non-economic shares) and therefore, have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

19. Commitments and Contingencies

The Company has non-cancelable contractual commitments of approximately $253 million as of June 30, 2026, which are primarily related to programming and content, leases, capital expenditures and other data center–related costs, and other service arrangements. The majority of these commitments will be paid over five years, commencing in 2026.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of June 30, 2026, there were no material indemnification claims that were probable or reasonably possible.

In September 2025, Decentric Europe B.V., a wholly owned subsidiary of Northern Data (“Decentric”), received a proposed decision from the Swedish Tax Agency (“STA”) concerning the deduction of input VAT claimed for the period January 2021 to June 2024. In the proposed decision, the STA asserted that certain activities performed at the Boden site constituted cryptocurrency mining activities that it considers to be outside the scope of VAT, and therefore proposed to deny the deduction of input VAT previously claimed. The proposed assessment amounted to approximately SEK 300 million (approximately USD 31 million), including any potential penalties and excluding interest.

Northern Data has formally disputed the proposed decision and submitted a comprehensive response to the STA on December 1, 2025, supported by external tax, accounting and legal advisors. Northern Data’s position is that the relevant activities involved the provision of infrastructure and related services to third parties, which Northern Data management considers to constitute taxable supplies under Swedish VAT legislation. Northern Data management also considers that certain conclusions reflected in the proposed decision may have been drawn from incomplete operational data and assumptions that do not fully reflect the underlying commercial arrangements.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

19. Commitments and Contingencies (Continued)

On March 30, 2026, the STA issued its final decision to Decentric, claiming a total amount of SEK 335,579,057 (approximately USD 35 million); this amount is divided into VAT (SEK 250 million), surcharge (SEK 50 million), and interest (SEK 35 million). This is the same amount stated in the proposed decision, to which interest of SEK 29,480,221 (approximately USD 3 million) for FY21 and SEK 5,730,112 (approximately USD 1 million) for FY22 were added. Payment of the tax and surcharge was due and was paid on May 12, 2026. In substance, the final decision was in large parts the same as the proposed decision.

In its response on May 13, 2026, the STA stated that it will still consider Decentric’s request for deferral, and hold off on its mandatory reassessment of its final decision if Decentric files an appeal no later than May 19, 2026. Decentric filed an appeal within this deadline. The STA subsequently confirmed that Decentric may supplement its appeal by July 31, 2026. It further confirmed that until then it would hold off on its mandatory reassessment of the final decision. A deferral of payment was received on May 21, 2026 and the previous tax payment is in process of being repaid by the STA.

In March 2026, Hydro66 Svenska AB (“Hydro Svenska”), a wholly-owned indirect subsidiary of Northern Data, received a separate proposed decision covering the period January 2021 to September 2024 concerning the deduction of input VAT. The STA asserts that certain activities constituted cryptocurrency mining activities outside the scope of VAT and that Hydro66 Svenska had not supplied a taxable colocation service but instead a VAT exempt letting of premises. The STA therefore proposed to deny the deduction of input VAT previously claimed. The proposed assessment amounted to approximately SEK 218 million (approximately USD 22 million), including any potential penalties and excluding interest. Hydro66 Svenska’s response to the STA proposed decision was submitted on April 17, 2026. The STA issued a final decision on June 22, 2026. The STA upheld its previous proposed decision. Hydro66 Svenska was to pay SEK 208,828,368 (approximately USD 21 million) by July 27, 2026. This amount is divided into VAT (SEK 165 million), surcharge (SEK 25 million), and interest (SEK 19 million). On July 13, 2026, Hydro66 Svenska filed an appeal and an application for a deferral of payment. The STA granted the payment deferral on July 29, 2026. Hydro66 Svenska is currently in the process of preparing the grounds for appeal.

As to each of the above matters, the Company believes it has meritorious defenses to the claims asserted and intends to defend itself vigorously. However, litigation is inherently unpredictable, and we cannot predict the outcome of these matters. At this time, we cannot reasonably estimate the possible loss or range of loss, if any, and accordingly no liability has been recorded, nor can the Company reliably determine the fair value of any asset or liability that may ultimately arise from these matters under the business combination accounting guidance. Accordingly, no additional liability has been recorded in the condense consolidated interim financial statements.

20. Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 3	Level 1	Level 3	Level 3	Level 3
	Digital Assets	Digital Assets	Warrant Liability	Contingent Consideration Receivable	Funding Arrangement Derivative Asset	Derivative Liabilities
Balance, December 31, 2025	$18,450,362	$-	$15,609,327	$-	$-	$-
Acquired/ issued in business combination	5,303,008	3,245,480	-	23,827,868	-	7,151,422
Settlement through issuance of Class A Common Stock	-	-	-	-	2,069,714	-
Change in fair value	(6,501,540)	-	(1,327,928)	(486,931)	(1,317,756)	(1,601,747)
Changes in currency translation	(89,683)	(55,160)	-	(404,422)	-	(119,720)
Balance, June 30, 2026	$17,162,147	$3,190,320	$14,281,399	$22,936,515	$751,958	$5,429,955

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

20. Fair Value Measurements (Continued)

Digital assets

Digital assets arose from our bitcoin investment. Changes in fair value of digital assets reflect gains or losses arising from the remeasurement of our bitcoin investment based on an exchanged quoted price. Refer to Note 8.

Other digital assets include eIOU tokens which were acquired as part of the acquisition of NDAG (Note 3) and are classified within Level 3 of the fair value hierarchy.

Warrant liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of June 30, 2026 and December 31, 2025, the number of warrants outstanding was 8,046,040 and 8,046,045, respectively, with a weighted-average exercise price of $11.50. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

Contingent consideration receivable

The contingent consideration receivable is recognized in connection with the acquisition of NDAG (Note 3) and is classified within Level 3 of the fair value hierarchy. The fair value is estimated using scenario-weighted income approach that reflects four outcome scenarios and incorporates key unobservable inputs including scenario weightings, estimated selling dates, estimated selling prices, forecasted net profits, as well as changes in key market data such as foreign exchange rates, and weighted average cost of capital.

Funding arrangement

The funding arrangement was was entered into in connection with the acquisition (Note 3) and is classified within Level 3 of the fair value hierarchy. The fair value was estimated using a two-step valuation approach consisting of a Monte Carlo Simulation (‘MCS’) analysis and a scenario-based probability-weighted analysis. The key level 3 inputs included expected equity volatility in the MCS analysis, and simulated stock price, the probability and amount of the funding arrangement qualifying for drawdown prior to its expiry on December 17, 2028, in the scenario-based probability-weighted analysis.

Derivative liabilities

The Company determined that the convertible notes payable have embedded derivatives and the liability is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy. The fair value is estimated using the binomial lattice methodology based on a modified Cox-Ross-Rubenstein approach that incorporates the following inputs as of June 30, 2026:

Share price	$6.34
EUR/USD FX rate	$1.1394 per € 1
Volatility	70%
Risk-free rate	2.46%
Credit spread	3.59%
Risk-adjusted rate	6.05%
Dividend rate	0.00%
EURIBOR	EURIBOR forward curve data

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

21. Credit and Concentration Risks

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company is exposed to the credit risk resulting from the possibility that a customer or counterparty to a financial instrument defaults on their financial obligations or if there is a concentration of transactions carried out with the same counterparty. Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents, marketable securities and accounts receivable.

The Company’s cash and cash equivalents are held in reputable banks in its country of domicile and management believes the risk of loss to be remote. We maintain cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation and the Canada Deposit Insurance Corporation.

The Company is exposed to credit risk in the event of default by its customers. Accounts receivables are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended June 30, 2026, one customer accounted for $6,730,859 or 10% of the Company’s total revenue. For the three months ended June 30, 2025, no one single customer accounted for 10% or more of the Company’s total revenue. As of June 30, 2026, three customers accounted for 51% of the Company’s total accounts receivable. As of December 31, 2025, no single customer represented 10% or more of the Company’s total trade accounts receivable.

22. Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

The Company is party to a secondment arrangement under which certain members of key management personnel are assigned to perform services for a subsidiary. In connection with this arrangement, the Company paid payroll taxes of $128,670 and $131,638 on behalf of these key management personnel during the three months ended June 30, 2026 and 2025, respectively. In connection with this arrangement, the Company paid payroll taxes of $228,497 and $267,647 on behalf of these key management personnel during the six months ended June 30, 2026 and 2025, respectively. These amounts are recoverable from the individuals upon their receipt of a corresponding refund from the applicable tax authority. As of June 30, 2026 and December 31, 2025, accounts receivable from key management personnel were $1,183,176 and $1,630,891, respectively.

The Company entered into an advertising and marketing services agreement with Tether, under which Tether has committed to provide advertising services of $50 million per year over a two-year period commencing February 16, 2026.

Revenue recognized from Tether and its subsidiaries mainly relates to advertising and marketing services provided under this agreement as well as other services provided to Tether and its subsidiaries. The Company recognized revenue of $5,540,632 and $987,500 for the three months ended June 30, 2026 and 2025, respectively. The Company recognized revenue of $6,730,859 and $987,500 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had accounts receivable from Tether of $5,569,593 and $nil, respectively, and contract assets from Tether of $1,599,518 and $nil, respectively.

On June 18, 2026, the Company issued a euro-denominated note payable to Tether, a related party. The note matures in five years from issuance and bears interest at EURIBOR plus 3.0%. The note includes a holder-conversion option that may be settled in the Company’s Class A Common Stock or pre-funded warrants, which has been accounted for as a bifurcated embedded derivatives and is remeasured at fair value each reporting period. Refer to Note 14 for further details.

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

22. Related Party Transactions (Continued)

The Company is the licensee under a limited-use license agreement with a significant shareholder under which it is provided, for nil consideration, certain source code that is used in operations.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Mr. Pavlovski and Mr. Milnes, each of whom holds a significant number of shares of the Company’s capital stock. The Company incurred related party expenses for these services of $980,457 and $825,504 during the three months ended June 30, 2026 and 2025, respectively. The Company incurred related party expenses for these services of $1,908,825 and $1,562,034 during the six months ended June 30, 2026 and 2025, respectively. Accounts payable and accrued liabilities for personnel services were $324,420 and $300,694 as of June 30, 2026 and December 31, 2025, respectively.

There were no other related party transactions during these periods.

23. Segment and Geographic Information

As discussed in Note 3, the Company closed the acquisition of NDAG on June 17, 2026. Since the acquisition recently closed, the Company’s chief operating decision maker (“CODM”) is still in the process of determining the information that will be reviewed on a regular basis in order to make resource allocation decisions. As a result, the Company currently operates as a single segment entity. The Company’s CODM is its chief executive officer, who reviews financial information presented on a consolidated basis to make decisions regarding how to allocate resources and assess performance. The CODM assesses performance and decides how to allocate resources based on net loss and is reported on the consolidated statements of operations as consolidated net loss. Net loss is used to monitor budget versus actual results in an effort to refine forecasts, control costs, and pricing strategies. The CODM does not evaluate operating segments using asset information.

The following presents selected financial information with respect to the Company’s single operating segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$40,366,736	$25,084,631	$65,826,532	$48,791,421

Expenses
Programming and content	$23,219,979	$21,072,163	$45,732,134	$45,824,817
Other cost of services	7,387,088	5,470,144	11,872,116	10,753,664
General and administrative	16,327,551	11,666,331	26,724,111	28,300,054
Research and development	6,795,275	4,825,884	12,535,189	9,614,995
Sales and marketing	10,379,335	7,891,526	18,911,816	11,530,452
Acquisition-related transaction costs	28,314,638	2,388,105	33,161,645	2,388,105
Amortization and depreciation	16,289,896	3,602,160	20,267,766	6,894,869
Changes in fair value of digital assets	2,435,937	(5,192,441)	6,501,540	(3,493,025)

Total expenses	111,149,699	51,723,872	175,706,317	111,813,931

Loss from operations	(70,782,963)	(26,639,241)	(109,879,785)	(63,022,510)
Interest income	742,622	2,898,945	2,628,065	5,083,231
Other expense	(4,831,299)	(22,773)	(4,867,685)	(47,377)
Changes in fair value of contingent consideration	(486,931)	-	(486,931)	-
Changes in fair value of warrant liability	(5,672,458)	(6,461,861)	1,327,928	15,442,843
Changes in fair value of derivative	283,991	-	283,991	9,700,000

Loss before income taxes	(80,747,038)	(30,224,930)	(110,994,417)	(32,843,813)
Income tax expense	(184,149)	-	(207,140)	(31,310)
Deferred tax expense	(3,998)	-	(3,998)	-

Net loss	$(80,935,185)	$(30,224,930)	$(111,205,555)	(32,875,123)

RUM Group Inc.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025

23. Segment and Geographic Information (Continued)

The following presents revenue by geographic region:

	Three months ended		Six months ended
	June 30		June 30
	2026	2025	2026	2025

United States	$28,615,977	$22,039,133	$51,525,976	$44,305,508
Canada	288,255	346,063	633,221	764,638
El Salvador	5,408,202	740,482	6,800,913	740,482
Other	6,054,302	1,958,953	6,866,422	2,980,793

	$40,366,736	$25,084,631	$65,826,532	$48,791,421

The Company tracks assets by physical location. Long-lived assets consists of property and equipment, net, and right-of-use assets, net, are shown below:

	As of June 30, 2026	As of December 31, 2025
Sweden	$247,750,141	$-
Norway	214,666,167	-
United Kingdom	145,919,790	-
United States	143,508,069	16,611,488
Portugal	121,132,736	-
Other	40,850,758	1,435,911
	$913,827,661	$18,047,399

24. Subsequent Events

On June 21, 2026 the Company exercised an option that had been acquired in the acquisition of NDAG (see Note 3) to purchase certain power generators for approximately $26,672,345. Subsequent to period end, the Company completed the purchase and legal title to the generators transferred.

The Company’s management reviewed all material events through August 10, 2026, and there were no material subsequent events other than those disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with RUM Group Inc’s (“RUM” or the “Company”) unaudited condensed consolidated interim financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Overview

RUM Group Inc. (“RUM” or the “Company”) is a holding company that operates an online video platform and a cloud and AI infrastructure business. The Company’s video platform enables creators to manage, distribute, and monetize their content by connecting them with brands, publishers, and directly to their subscribers and followers. The Company’s cloud and AI infrastructure business provides compute, data center capacity, and related blockchain infrastructure services. Our registered office is 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. Our shares of Class A common stock and warrants are traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “RUM” and “RUMBW”, respectively.

Significant Events and Transactions

On February 7, 2025, Tether, the largest company in the digital assets industry and the most widely used dollar stablecoin across the world, purchased 103,333,333 shares of the Company’s Class A Common Stock at a price per share of $7.50, totaling $775 million in gross proceeds to the Company. As part of the closing of this transaction, the Company completed a tender offer to purchase 70,000,000 shares of its Class A Common Stock at a price of $7.50 per share for a total of $525 million, excluding fees and expenses related to the tender offer.

On November 10, 2025, the Company announced a $100 million advertising commitment from Tether, representing $50 million advertising commitment per year over a two-year period beginning in the first quarter of 2026.

On June 4, 2026, the Company announced that it had entered into a multi-year agreement under which Together AI will purchase dedicated GPU cloud capacity powered by NVIDIA HGX B300 systems.

On June 17, 2026, the Company announced the closing of the acquisition of Northern Data, a leading provider of AI and high-performance computing (HPC) infrastructure. Following the closing of this acquisition, the Company acquired approximately 85% of Northern Data’s outstanding shares. Refer to Note 3, Business Combinations, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Given favorable market conditions and Northern Data’s reported near capacity GPU utilization, the Company and Tether mutually agreed not to enter into the customer agreement originally contemplated by the Tether transaction support agreement, dated November 10, 2025, by and between the Company and Tether, which would have provided for the purchase by Tether of GPU services in an amount up to $75 million per year over a two-year initial term at a fixed price per GPU hour, which price would have represented a significant discount to current prevailing GPU rates.

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

Other Initiatives includes digital advertisements that are placed on the Company’s network of third-party publisher websites or mobile applications; and cloud. Cloud includes cloud computing and infrastructure services, including colocation services, together with professional services and license agreements related to Rumble Player.

Refer to Note 2, Summary of Significant Accounting Policies, to the Company’s condensed consolidated interim financial statements included in the Quarterly Report and annual consolidated financial statements for the year ended December 31, 2025 (the “Annual Financial Statements”).

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

Cost of Services (Exclusive of Amortization and Depreciation)

Cost of services consists of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to compensation, including share-based compensation, from whom video and other content are licensed. These costs are paid to these providers based on revenues generated or in fixed amounts. In certain circumstances, we incur additional costs related to incentivizing top content creators to promote and join our platform; and

●	Other cost of services, such as third-party service provider costs, including data center, power, networking and support service costs, as well as payment processing fees and costs paid to publishers.

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

Non-Operating Income and Other Items

Interest Income (Expense)

Interest income consists of interest earned on our cash and cash equivalents, which we invest in highly liquid instruments such as money market funds, treasury bills and term deposits, together with interest from other investment arrangements. Interest expense primarily relates to our note payable and other borrowing arrangements.

Other Income (Expense)

Other income (expense) consists of miscellaneous income earned and expenses incurred outside of the normal course of business as well as foreign exchange gains and losses on transactions denominated in currencies other than the respective entities’ functional currencies.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration reflects gains or losses arising from the periodic remeasurement of the contingent consideration receivable recognized in connection with the acquisition of Northern Data.

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

Change in Fair Value of Derivative

The forward purchase contracts, as well as the embedded derivatives in both the notes payable and the funding arrangement, do not meet the criteria for equity classification and must be recorded as liabilities in accordance with guidance contained in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”). Because these derivatives meets the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of the estimated federal, state, and foreign income taxes incurred in the U.S. and other jurisdictions in which we operate.

Deferred Tax (Expense) Benefit

Deferred tax (expense) benefit represents the net change in our deferred tax assets and liabilities. It arises from temporary differences between the financial reporting bases and tax bases of assets and liabilities, as well as from net operating loss carryforwards and other tax attributes.

Key Business Metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we have historically used the key business metrics described below. See “Transition of Key Business Metrics” below for further information relating to our reporting of these metrics in future periods.

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

As of July 1, 2023, Universal Analytics (“UA”), Google’s analytics platform on which we historically relied for calculating MAUs using company-set parameters, was phased out by Google and ceased processing data. At that time, Google Analytics 4 (“GA4”) succeeded UA as Google’s next-generation analytics platform, which has been used to determine MAUs since the third quarter of 2023. Although Google has disclosed certain information regarding the transition to GA4, Google does not currently make available sufficient information relating to its new GA4 algorithm for us to determine the full effect of the switch from UA to GA4 on our reported MAUs. Because Google has publicly stated that metrics in UA “may be more or less similar” to metrics in GA4, and that “[i]t is not unusual for there to be apparent discrepancies” between the two systems, we are unable to determine whether the transition from UA to GA4 has had a positive or negative effect, or the magnitude of such effect, if any, on our reported MAUs. It is therefore possible that MAUs that we reported based on the UA methodology (“MAUs (UA)”) for periods prior to July 1, 2023, cannot be meaningfully compared to MAUs based on the GA4 methodology (“MAUs (GA4)”) in subsequent periods.

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

As with our earlier MAU reporting, there is a potential for minor overlap in the resulting data due to users who access Rumble’s content through the web, our mobile apps, and connected TVs in a given measurement period; however, given that we believe this minor overlap to be immaterial, we do not separately track or report “unique users” as distinct from MAUs. Our reported MAUs have not historically included users of Locals. However, starting in mid-May 2024, Locals users began using Rumble’s single sign-on technology to access their accounts, which we expected would reduce the number of Locals users not included in our MAU reporting. We also do not separately report the number of users who register for accounts in any given period, which is different from MAUs.

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

On June 11, 2026, we implemented a consent management platform for users to decline tracking technologies and cookies, including for analytics purposes, in accordance with applicable privacy laws. As a result, the number of viewers we can directly measure in Google Analytics has been reduced. However, we enabled Google Consent Mode, which uses statistical modeling to estimate the activity of non-consenting users based on the observed behavior of consenting users and other signals, without the use of tracking cookies. Because our reported MAUs consist of directly measured users and modeled estimates as of that date, MAU figures for the three months ended June 30, 2026 and future periods may not be directly comparable to previously reported figures. The modeled component of our MAUs is inherently an estimate and is subject to limitations (e.g., we have limited visibility into, and do not independently verify, the methodology of Google Consent Mode’s behavioral modeling).

Our MAUs (GA4) were 57 million on average in the second quarter of 2026, an increase of 2% from the first quarter of 2026. We believe that the increase is driven by marketing investment in Rumble Shorts and international expansion.

Average Revenue Per User (“ARPU”)

We use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics). ARPU does not include Other Initiatives revenue.

ARPU was $0.48 in the second quarter of 2026, an increase of 20% from the first quarter of 2026. The increase from the first quarter of 2026 is attributable to higher advertising revenue.

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

Transition of Key Business Metrics

Historically, we have reported MAUs and ARPU as key operating metrics for our video business. We use MAUs as a measure of audience engagement to understand the volume of users engaged with our content on a monthly basis. MAUs represent the total web, mobile app, and connected TV users of Rumble for each month, calculated from data provided by Google, a third-party analytics provider. We use ARPU as a measure of our ability to monetize our user base. Quarterly ARPU is calculated as quarterly Audience Monetization revenue divided by MAUs for the relevant quarter (as reported by Google Analytics) and does not include Other Initiatives revenue.

With the completion of our acquisition of Northern Data AG on June 17, 2026, the Company has taken a major step toward becoming a significant participant in the AI infrastructure business, and now operates two distinct businesses: our video platform (“Rumble”) and our AI and cloud infrastructure business (“Quake AI”). While both businesses are core to the Company’s strategy, their economics and capital profiles are materially different, including different revenue models and capital requirements. As a result, the manner in which management evaluates the Company’s business has changed, and management has determined that consolidated audience-based metrics such as MAUs and ARPU are no longer meaningful measures of the Company’s overall performance.

Accordingly, the Company will report MAUs and ARPU as key business metrics for the last time for the quarterly period ended June 30, 2026. Beginning with our third fiscal quarter of 2026, the Company intends to present its results of operations for each of its two businesses, Rumble and Quake AI, on a revenue and operating-income basis. Management believes this presentation will align the Company’s external reporting with the manner in which management now operates the business, and reflects the management team’s focus on profitable growth across the two business units. As the AI infrastructure business scales, the Company will evaluate and introduce additional operating metrics as appropriate.

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for three months ended June 30, 2026 and 2025:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the three months ended June 30, 2026 and 2025 and the dollar and percentage change between the two periods:

For the three months ended June 30,	2026	2025	Variance ($)	Variance (%)

Revenues	$40,366,736	$25,084,631	$15,282,105	61%

Expenses
Cost of services (content, hosting and other)	$30,607,067	$26,542,307	$4,064,760	15%
General and administrative	16,327,551	11,666,331	4,661,220	40%
Research and development	6,795,275	4,825,884	1,969,391	41%
Sales and marketing	10,379,335	7,891,526	2,487,809	32%
Acquisition-related transaction costs	28,314,638	2,388,105	25,926,533	1,086%
Amortization and depreciation	16,289,896	3,602,160	12,687,736	352%
Changes in fair value of digital assets	2,435,937	(5,192,441)	7,628,378	(147)%
Total expenses	111,149,699	51,723,872	59,425,827	115%
Loss from operations	(70,782,963)	(26,639,241)	(44,143,722)	166%
Interest income	742,622	2,898,945	(2,156,323)	(74)%
Other expense	(4,831,299)	(22,773)	(4,808,526)	21,115%
Change in fair value of contingent consideration	(486,931)	-	(486,931)	*NM
Change in fair value of warrant liability	(5,672,458)	(6,461,861)	789,403	(12)%
Change in fair value of derivative	283,991	-	283,991	*NM
Loss before income taxes	(80,747,038)	(30,224,930)	(50,522,108)	167%
Income tax expense	(184,149)	-	(184,149)	*NM
Deferred tax expense	(3,998)	-	(3,998)	*NM
Net loss	$(80,935,185)	$(30,224,930)	$(50,710,255)	168%

*	NM - Percentage change not meaningful.

Revenues

Revenues increased by $15.3 million to $40.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, of which $5.6 million was attributable to an increase in Audience Monetization revenues and $9.7 million attributed to higher Other Initiatives revenues. The increase in Audience Monetization revenues was driven by $5.9 million in advertising revenue and $0.2 million from licensing and platform hosting fees, offset by a $0.5 million decrease in subscription revenue. The increase in Other Initiatives revenue was due to the acquisition of Northern Data, which from the date of acquisition contributed $10.1 million from cloud computing and colocation services. Excluding Northern Data, Other Initiatives revenue decreased by $0.4 million, reflecting reduced advertising inventory being monetized by our publisher network and a decline in cloud services revenue.

Cost of Services

Cost of services increased by $4.1 million to $30.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was driven by $2.1 million of higher programming and content costs and $2.5 million of incremental data center-related expenses associated with the acquisition of Northern Data, partially offset by a $0.5 million decrease in other cost of services.

General and Administrative Expenses

General and administrative expenses increased by $4.7 million to $16.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by the acquisition of Northern Data, which contributed $5.0 million of payroll and related expenses and other administrative costs. Excluding Northern Data, the remaining variance reflects a $0.9 million increase in payroll and related expenses and a $0.4 million increase in other administrative costs, partially offset by a $1.6 million decrease in professional fees.

Research and Development Expenses

Research and development expenses increased by $2.0 million to $6.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due to an increase in payroll and related expenses of $1.1 million and higher costs associated with computer software, hardware, and other expenditures used in research and development-related activities of $0.9 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.5 million to $10.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was attributable to higher marketing and public relations spend of $1.2 million, increased payroll and related expenses of $1.1 million, and other sales and marketing-related expenditures of $0.2 million.

Acquisition-related Transaction Costs

Acquisition-related transaction costs increased by $ 25.9 million to $28.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is driven by professional fees and other expenses incurred in connection with acquisition-related initiatives.

Amortization and Depreciation

Amortization and depreciation increased by $12.7million to $14.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is driven by $12.1 million of additional depreciation and amortization directly related to the Northern Data acquisition, as well as $0.4 million from depreciation on our property and equipment as we continue to build out our infrastructure and $0.2 million increase in amortization from intangible assets.

Change in Fair Value of Digital Assets

Change in fair value of digital assets expense increased by $7.6 million to $2.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change in fair value of digital assets reflects the remeasurement of our bitcoin investment to its fair value at each reporting period.

Interest Income

Interest income decreased by $2.2 million to $0.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was due to a $1.2 million reduction in interest income from the Company’s investments in money market funds, treasury bills, and term deposits, with the remaining variance attributable to interest expense on notes payable, partially offset by additional interest income generated in connection with the acquisition of Northern Data.

Other Expense

Other expense increased by $4.8 million to $4.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was driven by foreign currency fluctuations arising from the remeasurement of monetary balances denominated in currencies other than the respective entities’ functional currencies.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration expense decreased by $0.5 million to $0.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change in fair value of contingent consideration reflects the remeasurement of contingent consideration receivable recognized in connection with the Northern Data acquisition at each reporting period.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $0.8 million, resulting in a loss of $5.7 million for the three months ended June 30, 2026. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability was measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability was directly attributable to changes in the trading price of the Company’s warrants.

Change in Fair Value of Derivative

Change in fair value of derivative increased by $0.3 million, resulting in a gain of $0.3 million for the three months ended June 30, 2026. The derivative arose in connection with the embedded derivatives in both the notes payable and the funding arrangement. As the embedded derivatives meet the classification of a financial liability in accordance with ASC 815-40, the related derivatives were measured at its fair value, determined in accordance with ASC 820, at each reporting period. The increase in the change in fair value of the derivative reflects the remeasurement of these derivatives during the period.

Comparisons for six months ended June 30, 2026 and 2025:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the six months ended June 30, 2026 and 2025 and the dollar and percentage change between the two periods:

For the six months ended June 30,	2026	2025	Variance ($)	Variance (%)

Revenues	$65,826,532	$48,791,421	$17,035,111	35%

Expenses
Cost of services (content, hosting and other)	$57,604,250	$56,578,481	$1,025,769	2%
General and administrative	26,724,111	28,300,054	(1,575,943)	(6)%
Research and development	12,535,189	9,614,995	2,920,194	30%
Sales and marketing	18,911,816	11,530,452	7,381,364	64%
Acquisition-related transaction costs	33,161,645	2,388,105	30,773,540	1,289%
Amortization and depreciation	20,267,766	6,894,869	13,372,897	194%
Changes in fair value of digital assets	6,501,540	(3,493,025)	9,994,565	(286)%
Total expenses	175,706,317	111,813,931	63,892,386	57%
Loss from operations	(109,879,785)	(63,022,510)	(46,857,275)	74%
Interest income	2,628,065	5,083,231	(2,455,166)	(48)%
Other expense	(4,867,685)	(47,377)	(4,820,308)	10,174%
Change in fair value of contingent consideration	(486,931)	-	(486,931)	*NM
Change in fair value of warrant liability	1,327,928	15,442,843	(14,114,915)	(91)%
Change in fair value of derivative	283,991	9,700,000	(9,416,009)	(97)%
Loss before income taxes	(110,994,417)	(32,843,813)	(78,150,604)	238%
Income tax expense	(207,140)	(31,310)	(175,830)	562%
Deferred tax expense	(3,998)	-	(3,998)	*NM
Net loss	$(111,205,555)	$(32,875,123)	$(78,330,432)	238%

*	NM - Percentage change not meaningful.

Revenues

Revenues increased by $17.0 million to $ 65.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, of which $8.1 million was attributable to an increase in Audience Monetization revenues and $8.9 million attributed to higher Other Initiatives revenues. The increase in Audience Monetization revenues was driven by $7.0 million in advertising revenue, $0.8 million higher subscription revenue, and $0.3 million from licensing and platform hosting fees. The increase in Other Initiatives revenue was due to the acquisition of Northern Data, which from the date of acquisition contributed $10.1 million from cloud computing and colocation services. Excluding Northern Data, Other Initiatives revenue decreased by $1.2 million related to the reduction in advertising inventory being monetized by our publisher network.

Cost of Services

Cost of services increased by $1.0 million to $57.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was attributable to $2.5 million of incremental data center-related expenses associated with the acquisition of Northern Data, partially offset by a $1.5 million decrease in programming, content, and other cost of services.

General and Administrative Expenses

General and administrative expenses decreased by $1.6 million to $26.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily driven by a $5.8 million reduction in payroll and related expenses and a $2.0 million reduction in professional fees, partially offset by a $1.2 million increase in other administrative expenses. The decrease in payroll and related expense was attributable to the absence of prior-year one-time items, including a one-time $4.8 million increase in compensation costs related to the departures of an executive and a director; a one-time $2.3 million increase in payroll taxes associated with stock options exercised related to the tender offer in the first quarter of 2025 stemming from the strategic investment from Tether; offset by a $1.7 million decrease in share-based compensation in the first quarter of 2025 related to contingent shares issued in connection with the Callin acquisition. The remaining variance was attributable to lower payroll and related expenses. Additionally, the decrease in general and administrative expenses was partially offset by the acquisition of Northern Data, which contributed $4.5 million of payroll and related expenses and other administrative costs.

Research and Development Expenses

Research and development expenses increased by $2.9 million to $12.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to an increase in payroll and related expenses of $1.7 million and higher costs associated with computer software, hardware, and other expenditures used in research and development-related activities of $1.2 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $7.4 million to $19.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was attributable to higher marketing and public relations spend of $5.0 million as well as an increase in payroll and related expenses of $2.4 million.

Acquisition-related Transaction Costs

Acquisition-related transaction costs increased by $30.8 million to $33.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by professional fees and other expenses incurred in connection with acquisition-related initiatives.

Amortization and Depreciation

Amortization and depreciation increased by $13.4 million to $20.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by $12.1 million of additional depreciation and amortization directly related to the Northern Data acquisition, as well as $1.0 million from depreciation on our property and equipment as we continue to build out our infrastructure and $0.3 million increase in amortization from intangible assets.

Change in Fair Value of Digital Assets

Change in fair value of digital assets increased by $10.0 million to $6.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change in fair value of digital assets reflects the remeasurement of our Bitcoin investment to its fair value at each reporting period.

Interest Income

Interest income decreased by $2.5 million to $2.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was due to a $1.5 million reduction in interest income from the Company’s investments in money market funds, treasury bills, and term deposits, with the remaining variance attributable to interest expense on notes payable, partially offset by additional interest income generated in connection with the acquisition of Northern Data.

Other Expense

Other expense increased by $4.8 million to $4.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by foreign currency fluctuations arising from the remeasurement of monetary balances denominated in currencies other than the respective entities’ functional currencies.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration expense decreased by $0.5 million to $0.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change in fair value of contingent consideration reflects the remeasurement of contingent consideration receivable recognized in connection with the Northern Data acquisition at each reporting period.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $14.1 million, resulting in a gain of $1.3 million for the six months ended June 30, 2026. The warrant liability arose in connection with the warrants offered as part of the Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability was measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability was directly attributable to changes in the trading price of the Company’s warrants.

Change in Fair Value of Derivative

Change in fair value of derivative decreased by $9.4 million, resulting in a gain of $1.6 million for the six months ended June 30, 2026, compared to a gain of $9.7 million for the six months ended June 30, 2025. The decrease reflects a gain in the current period on the remeasurement the embedded derivatives in both the notes payable and the funding arrangement, compared to a gain in the prior-year period on the remeasurement of derivatives associated with forward purchase contracts entered into in connection with the Tether transaction, each classified as a financial liability under ASC 815-40 and measured at fair value in accordance with ASC 820.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and funds previously raised. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of June 30, 2026, our cash and cash equivalents balance was $203.3 million. Cash and cash equivalents consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

Our corporate treasury diversification strategy, under which we allocate a portion of excess cash reserves to bitcoin, reflects management’s view of bitcoin as a strategic asset and supports the Company’s broader expansion into cryptocurrency-related activities. From a liquidity and capital resources standpoint, we consider our bitcoin holdings to be part of our pool of liquid assets that can be deployed, together with cash and cash equivalents, to fund operations and strategic initiatives as needed. As of June 30, 2026, our bitcoin holdings were valued at $17.2 million and consisted of 293.14 bitcoin. Other digital assets held by the Company are generally not intended to be used as near-term sources of liquidity and are therefore excluded from this liquidity analysis.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators. As of June 30, 2026, we had entered into programming and content agreements with a minimum contractual cash commitment of approximately $32 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 24 months, commencing in 2026.

In addition, as our cloud infrastructure business continues to grow, we expect to undertake additional capital investments over time to support our operational and strategic objectives in this area.

The following table presents a summary of the unaudited condensed consolidated interim statements of cash flows for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,
Net cash provided by (used in):	2026	2025	Variance ($)
Operating activities	$(66,145,380)	$(30,376,137)	$(35,769,243)
Investing activities	5,026,158	(20,752,005)	25,778,163
Financing activities	26,066,401	220,919,580	(194,853,179)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 primarily consisted of net loss adjusted for certain non-cash items, including $20.3 million in amortization and depreciation, $12.4 million in share-based compensation, $6.5 million in losses from changes in the fair value of digital assets, $5.7 million in unrealized foreign exchange losses, $3.7 million in non-cash lease expense, $1.0 million in provision for credit losses and $0.5 million in losses from changes in the fair value of contingent consideration, partially offset by $0.3 million in gains from changes in the fair value of derivatives, $1.5 million in net trade and barter revenue and expense and $1.3 million in gains from changes in the fair value of warrants, as well as changes in operating assets and liabilities. The increase in net cash used in operating activities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to changes in net loss adjusted for certain non-cash items, offset in part by changes in operating assets and liabilities, as well as the inclusion of Northern Data’s operating results and working capital balances following the acquisition.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 consisted of $51.0 million in cash acquired in connection with the acquisition of Northern Data, offset by $43.2 million in purchases of capital assets and $2.8 million in purchases of intellectual property. The decrease in net cash provided by investing activities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to cash acquired in connection with the acquisition of Northern Data, partially offset by an increase in purchases of capital assets and purchases of intellectual property.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 consisted of the issuance of $36.2 million in pre-funded warrants to purchase shares of Class A Common Stock, completed in connection with the acquisition of Northern Data. The transaction incurred $11.5 million in share issuance costs. Additionally, the net cash provided by financing activities includes $2.9 million from proceeds related to stock options exercised and employee stock purchase plan contributions, offset by $1.5 million in taxes paid from the net share settlement of share-based compensation. The decrease in net cash provided by financing activities compared to the six months ended June 30, 2025 was due to the proceeds from the strategic investment from Tether in the prior year period, partially offset by the proceeds from the issuance of pre-funded warrants in connection with the acquisition of Northern Data as well as the proceeds from stock options exercised and employee stock purchase plan contributions.

Summary of Quarterly Results

Information for the most recent quarters presented are as follows:

	June 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Total revenue	$40,366,736	$25,459,796	$27,068,454	$24,762,445
Net loss	$(80,935,185)	$(30,270,370)	$(32,693,477)	$(16,261,762)

	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Total revenue	$25,084,631	$23,706,790	$30,228,287	$25,056,904
Net loss	$(30,224,930)	$(2,650,193)	$(236,752,626)	$(31,539,413)

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use certain non-U.S. GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-U.S. GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. We use the non- U.S. GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss) excluding interest income (expense), net, other income (expense), net, provision for income taxes, depreciation and amortization, share-based compensation expense, acquisition-related transaction costs, change in fair value of warrants, change in fair value of digital assets, and change in the fair value of derivative. The Company’s management believes that it is important to consider Adjusted EBITDA, in addition to net income (loss), as it helps identify trends in our business that could otherwise be masked by the effect of the gains and losses that are included in net income (loss) but excluded from Adjusted EBITDA.

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

Reconciliation of Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net loss	$(80,935,185)	$(30,224,930)	$(111,205,555)	$(32,875,123)
Adjustments:
Amortization and depreciation	16,289,896	3,602,160	20,267,766	6,894,869
Share-based compensation expense	7,130,217	5,379,294	12,364,333	14,064,097
Interest income	(742,622)	(2,898,945)	(2,628,065)	(5,083,231)
Other expense	4,831,299	22,773	4,867,685	47,377
Income tax expense	184,149	-	207,140	31,310
Deferred tax expense	3,998	-	3,998	-
Change in fair value of warrants liability	5,672,458	6,461,861	(1,327,928)	(15,442,843)
Change in fair value of contingent consideration	486,931	-	486,931	-
Change in fair value of digital assets	2,435,937	(5,192,441)	6,501,540	(3,493,025)
Change in fair value of derivative	(283,991)	-	(283,991)	(9,700,000)
Acquisition-related transaction costs	28,314,638	2,388,105	33,161,645	2,388,105
Adjusted EBITDA	$(16,612,275)	$(20,462,123)	$(37,584,501)	$(43,168,464)

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

Acquisitions (Business Combination vs Asset Acquisition)

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction would be accounted for as an asset acquisition. If not, the Company would apply its judgment to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

Property and Equipment and Intangible Assets

The Company acquired property and equipment as well as intangible assets in connection with the acquisition of Northern Data. A valuation was performed to determine the estimated fair value of these assets related to the acquisition. Judgment is required to estimate the fair value of these property and equipment and identifiable intangible assets. We may use quoted market prices, prices for similar assets, present value techniques, and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the degree of judgment involved in our estimation techniques, our estimate may result in significant differences in the estimation of fair value.

Contingent Consideration Receivable

In connection with the acquisition of Northern Data, the Company recognized a contingent consideration. A valuation was performed to determine the estimated fair value of the contingent consideration receivable using a scenario-weighted income approach that reflects four outcome scenarios and incorporates key unobservable inputs including scenario weightings, estimated selling dates, estimated selling prices, forecasted net profits, as well as changes in key market data such as foreign exchange rates, and weighted average cost of capital. Because these estimates require significant judgment in selecting and applying the underlying assumptions, the resulting fair value measurement may differ materially from the actual amounts ultimately realized.

Notes Payable and Derivative Liability

The Company issued a euro-denominated note payable to Tether that contains a conversion feature, which was assessed as an embedded derivative requiring bifurcation from the host contract. The fair values of both the note and the related derivative were estimated using a binomial lattice model based on a modified Cox-Ross-Rubinstein framework. Because these valuation techniques involve significant judgment in the selection of assumptions and inputs, the resulting estimates of fair value could differ materially from actual outcomes.

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

For equity awards with a performance condition, the Company assesses the likelihood of the performance condition underlying an award being met and recognizes a share-based compensation expense associated with that award only if it is probable the performance condition will be met. Where the performance condition underlying an award is a change in control, the Company would consider the performance condition to be probable only when it occurs.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, and accounts receivable. We place cash and cash equivalents with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and term deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. For the three months ended June 30, 2026, one customer accounted for $6,730,859 or 10% of the Company’s total revenue. For the three months ended June 30, 2025, no one single customer accounted for 10% or more of the Company’s total revenue. As of June 30, 2026, three customers accounted for 51% of the Company’s total accounts receivable. As of December 31, 2025, no single customer represented 10% or more of the Company’s total accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash and cash equivalents. As of June 30, 2026, we had cash and cash equivalents of $203.3 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

On June 17, 2026, we completed the acquisition of Northern Data, as a result of which we acquired approximately 85% of Northern Data’s outstanding shares (see Note 3 to the condensed consolidated interim financial statements for additional information). Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year following the acquisition while integrating the acquired business. Accordingly, we have excluded Northern Data from our assessment of disclosure controls and procedures and internal control over financial reporting for the period covered by this report. We are in the process of integrating Northern Data into our internal control over financial reporting framework and expect to complete that integration within one year of the closing of the acquisition date.

Changes in Internal Controls over Financial Reporting

Except as noted above with respect to the Northern Data acquisition, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2024, we filed a second antitrust lawsuit against Google in the U.S. District Court for the Northern District of California related to Google’s monopolization of the online advertising market. This lawsuit is separate and distinct from the self-preferencing lawsuit filed in January 2021. The lawsuit seeks compensatory damages and injunctive relief. In August 2024, we filed an amended complaint, and in September 2024, Google filed a motion to dismiss. In December 2024, the U.S. Judicial Panel on Multidistrict Litigation (JPML) transferred the case to the existing proceeding, In re: Google Digital Advertising Antitrust Litigation (JPML No. 3010). After common questions of fact are resolved in the Multidistrict Litigation proceeding, this case would be transferred back to the Northern District of California for trial. A second amended complaint was filed in April 2025. Google sought leave to file a motion to dismiss, which motion was filed on August 1, 2025. The Company’s response to such motion to dismiss was filed on October 3, 2025. In January 2026, the Court granted in part and denied in part Google’s motion. The Company filed a third amended complaint, which Google answered in March 2026. The case is ongoing and is now in discovery.

Along with co-plaintiff Eugene Volokh, in December 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. In February 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law. The New York Attorney General appealed that decision to the U.S. Court of Appeals for the Second Circuit. In its decision, the court certified certain questions regarding the interpretation of the law to the New York Court of Appeals. The Company’s brief was filed with the State of New York Court of Appeals on February 4, 2026. In June 2026, the State of New York Court of Appeals sided with the lower state court’s interpretation of the statute. The Company has submitted a supplemental letter brief to the Second Circuit.

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

In February 2025, the Company filed a complaint and a request for a Temporary Restraining Order (“TRO”) in the U.S. District Court for the Middle District of Florida against Brazilian Supreme Court Justice Alexandre de Moraes related to content blocking orders issued by him against the Company. The court denied, without prejudice, the Company’s motion for a TRO on the grounds that the matter was not ripe for judicial review. The court noted that Justice Moraes’s pronouncements and directives had not been properly served on the Company, that the Company was not obligated to comply with such pronouncements and directives, and that no U.S. entity was required to enforce them. We filed an amended complaint on June 6, 2025 and a motion for alternative service on February 2, 2026. The motion for alternative service was granted. In June 2026, the country of Brazil filed a motion to intervene in the action, which the Company is opposing. The case is ongoing.

In April 2025, along with Rebel News, we filed a lawsuit in the Ontario Superior Court of Justice against Canada, Canada Lands Company, and others alleging that the defendants tried to block two lawful and peaceful public gatherings celebrating free speech in the Toronto area in 2024. Certain parties have been removed from the action. The case is ongoing.

Proceedings as Defendant

In January 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against the Company and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of the Company in August 2020. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of the Company or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the shares of the Company in the Business Combination), together with other damages including punitive damages and costs. The case is currently in discovery. A mediation session was held in April 2025. No settlement was reached. The case is ongoing.

In October 2024, plaintiff David Stebbins filed a lawsuit in the U.S. District Court for the District of Delaware naming Rumble Inc. and an unaffiliated entity doing business as “The Specter Report” as defendants. Mr. Stebbins, who is not represented by counsel, alleges six counts of copyright infringement and one count of slander and seeks injunctive relief and $900,000 in damages from the Company. We were never formally served with the lawsuit. The court dismissed the case against the Company in May 2025. The plaintiff has since petitioned the court to reopen the case against the Company.

In June 2025, we were served with a lawsuit from an individual named Michael Goldstein, alleging that the Company violated the California Invasion of Privacy Act by improperly disclosing personally identifiable information by way of the Facebook Pixel. The case was brought in a California state court. The case was removed to federal court in the U.S. District Court for the Central District of California. The Company filed a motion to dismiss on August 18, 2025, which the Court granted, with leave to amend. On December 5, 2025, the Plaintiff filed his amended complaint and the Company filed its Motion to Dismiss on January 26, 2026. A hearing took place on April 20, 2026, pursuant to which the motion was denied. The Company’s answer was filed on May 22, 2026. On June 25, 2026, the district court granted the Company’s motion to certify the matter for interlocutory appeal. Proceedings are stayed pending that appeal. On July 6, 2026, the Company filed a petition to the Ninth Circuit asking the court to accept the appeal. The Ninth Circuit has yet to rule on the Company’s request.

On May 7, 2026, a complaint for patent infringement was filed by Videotex LLC against Rumble Canada Inc. in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Rumble Canada Inc. has and continues to infringe a patent issued to the plaintiff in 2020. The Company has since settled this matter out of court.

On April 20, 2026, the Company was served with a complaint from James H. Dillard, II in the Nevada District Court alleging contributory and vicarious copyright infringement against the Company. The plaintiff amended it the complaint before the Company filed an answer. The Company has not been served with the amended complaint.

A trademark dispute was filed by North Data GmbH (“North Data”) against NDAG in August 2023. North Data alleges that NDAG’s use of its company name “Northern Data AG” and certain associated trademarks infringed North Data’s trademark “North Data.” The Hamburg Regional Court (Landgericht Hamburg) issued a ruling in February 2024, partially granting North Data’s claims by ordering NDAG to cease using contested marks for specific goods and services, consent to deletion of its company name in the commercial register, and provide damages compensation with the amount to be determined following disclosure and accounting by North Data. NDAG filed an appeal in May 2024 and simultaneously initiated non-use cancellation proceedings against North Data’s EU trademark at the European Union Intellectual Property Office (the “EUIPO”) in April 2024, along with non-use cancellation proceedings against North Data’s German trademark at the German Patent and Trademark Office (the “German PTO”). NDAG also filed partial disclaimers to narrow the scope of its trademark registrations for certain goods and services. On April 29, 2026, the German PTO ordered cancellation of the German trademark for all goods and services except “Information on Business Matters.” North Data has appealed this decision to the German Federal Patent Court. On June 4, 2026, the Hamburg Court of Appeals (Oberlandesgericht Hamburg) stayed the appeal pending the final rulings by the EUIPO and the German PTO.

See Note 19 (Commitments and Contingencies) to the condensed consolidated interim financial statements (which is incorporated by reference into this Part II, Item 1) for information relating to certain VAT decisions issued by the Swedish Tax Authority to certain subsidiaries of Northern Data, each of which has been appealed by the relevant Northern Data subsidiary.

As to each of the above lawsuits, the Company believes it has meritorious defenses to the claims asserted and, except as expressly noted above, intends to defend itself vigorously. However, litigation is inherently unpredictable, and we cannot predict the outcome of these matters. At this time, we cannot reasonably estimate the possible loss or range of loss, if any, and accordingly no liability has been recorded.

ITEM 1A. RISK FACTORS.

Because the ND Business Combination has now been consummated and Northern Data’s business is expected to constitute a significant portion of our business, additional significant risks may apply to the combined business as detailed in the “Risk Factors” section of our Registration Statement on Form S-4 (File No. 333-295008) filed in connection with the ND Business Combination, which was initially filed with the SEC on April 13, 2026 and subsequently declared effective on April 14, 2026, including the risks relating to Northern Data’s business contained therein, which “Risk Factors” section is incorporated by reference herein. Except as set forth therein and below, there have been no material changes to the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Such risk factors could materially adversely affect our business, financial condition, results of operations, and prospects. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the SEC. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

Our development and construction of new data center facilities involves significant risks, including increasing public and community opposition to data center development and exposure to a highly-evolving regulatory landscape, which could delay, increase the cost of, or prevent the completion of our planned projects and subject us to potential legal liabilities.

Our strategy contemplates the development and construction of one or more new data center facilities, and we expect to continue to evaluate additional development opportunities in the future. Data center development is a complex, capital-intensive, multi-year undertaking that exposes us to numerous risks, many of which are outside of our control, including: construction delays and budget overruns; increased prices for, or limited availability of, raw materials, building supplies, and long-lead-time equipment such as generators, switchgear, transformers, and cooling infrastructure; the availability and cost of skilled construction labor, and labor disputes or work stoppages involving our contractors and subcontractors; the availability of construction and permanent financing on acceptable terms, or at all; unanticipated environmental, geological, or other site-specific conditions; delays in, or the failure to obtain, necessary entitlements, permits, and approvals, including zoning, siting, land use, building, environmental, water, and utility permits and interconnection or other approvals from public agencies and utility companies; and the availability of sufficient electrical power and related transmission and distribution infrastructure on commercially reasonable terms and within our anticipated timelines.

In addition, data center development has become the subject of increasing public attention and, in a growing number of communities, organized local opposition. Residents, advocacy organizations, and other stakeholders in communities where data centers are proposed or under development have raised concerns regarding, among other things, electricity consumption and the potential impact of large-load customers on local utility rates and grid reliability; water usage, particularly in water-stressed regions; noise, traffic, light, and other quality-of-life impacts; effects on property values and community character; environmental and land use impacts; and the perceived imbalance between the scale of data center investment and the number of permanent local jobs created. This opposition has become increasingly organized and well-publicized across the industry, and has contributed to the delay, modification, and cancellation of data center projects proposed by other developers, as well as to the adoption or consideration by state and local governments of moratoria, restrictive zoning ordinances, enhanced permitting and disclosure requirements, water- and energy-use restrictions, limitations on the use of back-up power sources, and other measures that could hinder our ability to develop, upgrade, expand or rebuild existing data centers or construct new data centers. Specifically, drought conditions in certain markets have resulted in water usage restrictions and proposals to further restrict water usage, and our data center facilities could face restrictions on water usage, water efficiency mandates, or higher water prices. In addition, local officials who support data center projects have, in some instances, faced significant political pressure, and land use decisions favorable to data center developers have been, and may in the future be, challenged through litigation, referenda, and other legal and political processes.

Our current and future development projects have been and will likely continue to be the subject of similar public scrutiny or opposition. Although we have invested significant time and resources into developing positive relationships with local communities, community opposition could result in the delay, suspension, redesign, downsizing, relocation, or abandonment of one or more of our planned projects; the denial, revocation, or conditioning of permits and approvals necessary for construction or operation; the imposition of costly mitigation measures, community benefit commitments, or operating restrictions as a condition to approval; protracted administrative proceedings or litigation; increased pre-development, construction, and operating costs; and reputational harm to our company and our brand, whether arising from our own projects or from negative public sentiment toward the data center industry generally. Opposition directed at our utility providers, our development partners, or the customers our facilities are intended to serve could have similar effects on our projects, even where our own facilities are not the direct subject of such opposition. Because we may commit substantial capital and contractual obligations, including land acquisition, equipment procurement, power supply arrangements, and customer commitments, in advance of receiving all required approvals, delays or failures in the development process could result in stranded or impaired assets, loss of deposits or prepayments, liability to customers or other counterparties for failure to deliver capacity on anticipated timelines, and loss of anticipated revenue. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition, and prospects.

The regulatory landscape surrounding the high-performance computing (“HPC”) and AI industries is evolving rapidly. These developments may affect our business and operations in ways that are difficult to predict. Regulators are increasingly scrutinizing the development and operation of data centers regarding energy consumption, land use, carbon emissions, water usage, environmental impacts, data-sovereignty considerations, and national-security-related issues. New requirements, such as permitting requirements, energy standards, carbon-reduction mandates, sustainability reporting rules, or operational restrictions specific to data centers, AI infrastructure, or high-density compute environments, may be imposed. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, financial condition, and prospects.

Further, AI data compute customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers, and we may not be able to limit our liability or damages in the event of loss suffered by such customers, whether as a result of our breach of an agreement or otherwise.

Our substantial indebtedness following the ND Business Combination, and additional indebtedness we expect to incur in connection with our AI infrastructure and data center business, could adversely affect our financial condition and limit our operational flexibility.

In connection with the closing of the ND Business Combination, on June 18, 2026, Rumble Freedom First Holding Designated Activity Company (“Irish HoldCo”), as borrower, and Tether, as lender, entered into that certain secured Credit Agreement (the “Credit Agreement”) in connection with Tether transferring 50% of its receivable under an existing floating rate loan, dated as of November 2, 2023 (as amended, supplemented or modified from time to time) (the “Existing ND Loan”), by and between Tether and Northern Data. Irish Holdco is a newly formed Irish private limited company and indirect wholly-owned subsidiary of the Company and the borrower group under the Credit Agreement comprises Irish Holdco and its subsidiaries. The Credit Agreement provides for a secured five-year term facility with commitments of €317,533,401. This facility matures on the five-year anniversary of June 18, 2026 and bears interest at a margin of 3.00%, payable quarterly, plus EURIBOR.

In addition to the Credit Agreement described above, we also expect to incur substantial additional indebtedness to finance the development, construction, and operation of data centers and the acquisition of related equipment, including high-performance computing hardware. Our transition from operating without leverage to operating with substantial indebtedness presents risks that are new to our business.

The Credit Agreement could require us to dedicate a significant portion of our cash flow from operations to debt service, reducing funds available for working capital, capital expenditures, and other corporate purposes; limit our ability to obtain additional financing on favorable terms, or at all; increase our vulnerability to adverse economic and industry conditions, including changes in demand for AI computing capacity; expose us to interest rate risk to the extent our borrowings bear interest at variable rates; and place us at a competitive disadvantage relative to competitors with greater financial resources or lower cost of capital.

The Credit Agreement contains, and future financing arrangements that we may incur to facilitate and expand our AI infrastructure and data center business may contain, covenants that restrict our ability to incur additional indebtedness, create liens, dispose of assets, make investments, pay dividends, and require us to maintain specified financial ratios. Failure to comply could result in an event of default, which could lead to acceleration of the affected indebtedness and, through cross-default provisions, other indebtedness, including obligations we have guaranteed. In addition, given the capital-intensive nature of data center development, our financing needs could be substantial and recurring, and any construction delay, cost overrun, or an inability to refinance maturing obligations on acceptable terms could materially and adversely affect our business, financial condition, and results of operations. External factors such as inflation, monetary policy, or other market conditions could impact our cost of borrowing and could make it more difficult to obtain the financing that is required to construct the facilities and generation and transmission assets we develop to support future data center contracts on favorable terms, or at all. Any issuance of additional debt could negatively impact our credit ratings and overall cost of capital, which could in turn adversely affect our future results and liquidity.

Northern Data, together with its subsidiaries (the “ND Group”), is subject to certain pending tax audits and regulatory investigations which, if adversely determined, could result in additional tax assessments, penalties, interest charges, litigation, reputational damage, or increased compliance costs, any of which could have a material adverse effect on the ND Group’s business, financial position and results of operations.

The ND Group is subject to tax laws and regulations in multiple jurisdictions and may from time to time be involved in audits, inquiries, or investigations by tax authorities or other regulatory bodies. Such proceedings may relate to the interpretation and application of complex tax rules, including cross-border transactions, transfer pricing, withholding taxes or indirect tax matters. The outcome of any such proceedings is inherently uncertain and may result in additional tax assessments, penalties, interest charges, or other financial obligations that differ materially from the ND Group’s current expectations or provisions.

A VAT audit was conducted by the STA in relation to two subsidiaries of Northern Data – Decentric Europe B.V. (“Decentric”) and Hydro 66 Svenska AB (“Hydro 66 Svenska”) – while an audit of another subsidiary is ongoing Hydro 66 Services). The STA has issued decisions to Decentric and Hydro 66 Svenska in which it asserts that certain activities performed at the ND Group’s data center operations in Boden, Sweden, constituted cryptocurrency mining activities that it considers to be outside the scope of VAT, and therefore proposes to deny the deduction of input VAT previously claimed. The assessment amounts to approximately SEK 336 million (approximately USD 35 million) for Decentric and approximately SEK 209 million (approximately USD 21 million) for Hydro 66 Svenska, in each case including any potential penalties and interest. The ND Group has formally appealed both the decision regarding Decentric and the decision regarding Hydro 66 Svenska. Both entities applied for payment deferrals which the STA granted. The ND Group’s position is that the relevant activities involved the provision of infrastructure and related services to third parties, which Northern Data’s management board considers to constitute taxable supplies under Swedish VAT legislation. Northern Data’s management board also considers that certain conclusions reflected in the decisions may have been drawn from incomplete operational data and assumptions that do not fully reflect the underlying commercial arrangements.

Separately, the European Public Prosecutor’s Office (“EPPO”) has initiated an investigation relating to VAT-related matters involving, among others, certain former employees and directors of Northern Data and its subsidiaries Decentric, Hydro66 Svenska and Hydro66 Services. Public documentation associated with the investigation refers to potential VAT exposure of up to approximately EUR 110 million (approximately USD 125 million), excluding any potential penalties, surcharges or interest. NDAG believes the EPPO investigation relates to the same or similar VAT matters under investigation by the STA. The proceedings of the STA in connection with all entities referenced in the EPPO investigation remain ongoing. It is at the appeal stage for Decentric and Hydro66 Svenska. The Group has not received any formal assessment or proposed decision from the Swedish Tax Agency in relation to Hydro66 Services AB The ultimate outcome of these matters remains uncertain and may depend on the outcome of further administrative discussions, appeals processes, or judicial proceedings. Due to payment deferrals that were granted and the ongoing proceedings, the ND Group cannot currently reliably estimate the amount of any potential obligation that may ultimately arise.

The outcome of the aforementioned proceedings could result in additional tax assessments, penalties, interest charges, litigation, reputational damage, or increased compliance costs, any of which could have a material adverse effect on the ND Group’s business, financial position and results of operations. In addition, it cannot be excluded that tax or regulatory authorities in other jurisdictions may initiate further reviews or proceedings in connection with the ND Group’s international activities. Any such developments could further increase the ND Group’s exposure to financial and operational risks and could materially adversely affect the ND Group’s business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described in Item 2.01 of our Current Report on Form 8-K filed with the SEC on June 17, 2026, as consideration for the sales of Northern Data shares by certain sellers under the applicable transaction support agreements descried therein, the Company issued (i) 36,703,354 shares of the Company’s Class A Common Stock to Tether and a pre-funded warrant to Tether exercisable for up to 51,544,399 shares of the Company’s Class A Common Stock, (ii) 1,509,210 shares of the Company’s Class A Common Stock to ART Holding GmbH and its sole owner Aroosh Thillainathan, and (iii) 4,555,921 shares of the Company’s Class A Common Stock to Apeiron Investment Group Ltd., in each case, with a portion of the shares of the Company’s Class A Common Stock being placed in escrow in accordance with the terms of the applicable agreements. On the same date, the Company issued a separate pre-funded warrant to Tether exercisable for up to 4,599,365 shares of the Company’s Class A Common Stock in exchange for a purchase price of $36,242,538 (representing $7.88 per share), pursuant to the Equity Commitment Agreement, dated November 10, 2025, between the Company and Tether, a copy of which was filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2025.

As described in Item 1.01 of our Current Report on Form 8-K filed with the SEC on June 18, 2026, under “Pre-Funded Warrant,” the Company issued another pre-funded warrant to Tether, on June 18, 2026, exercisable for up to 46,719,910 shares of the Company’s Class A Common Stock at an exercise price of $0.0001 per share as consideration for the transfer of 50% of the receivable under the Existing ND Loan.

The shares of the Company’s Class A Common Stock and the pre-funded warrants described herein were issued in private placements without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and/or Rule 506(b) of Regulation D promulgated under the Securities Act as sales to accredited investors and in reliance on similar exemptions under applicable state laws. The foregoing description of the Pre-Funded Warrants does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Form of Pre-Funded Warrant, which is filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2026 and is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety DisclosureS.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule-10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Certificate of Second Amendment of Second Amended and Restated Certificate of Incorporation of Rumble Inc., dated as of June 15, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2026).
3.2	Certificate of Third Amendment of Second Amended and Restated Certificate of Incorporation of Rumble Inc., dated as of June 17, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2026).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2026).
10.1	Amended and Restated Registration Rights Agreement, dated as of June 17, 2026, by and between Rumble Inc. and Tether Investments, S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2026).
10.2	Amendment No. 1 Transaction Agreement, dated as of June 17, 2026, by and between Rumble Inc. and Tether Investments, S.A. de C.V. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2026).
10.3	Loan Agreement, dated as of June 18, 2026, by and between Rumble Freedom First Holding Limited and Tether Investments, S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUM GROUP INC.

Date: August 10, 2026		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: August 10, 2026		/s/ Michael Masci
	Name:	Michael Masci
	Title:	Chief Financial Officer