Form 10-Q
period 2026-09-30
RUM Group Inc.
filed 2026-11-12
CIK 1830081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had issued and outstanding (i) 276,490,561 shares of Class A common stock, par value $0.0001 per share, (ii) 123,690,477 shares of Class C common stock, par value $0.0001 per share, and (iii) 95,791,120 shares of Class D common stock, par value $0.0001 per share.

RUM GROUP INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot provide assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Investors should read statements that contain these words carefully because they discuss future expectations, contain projects of future results of operations or financial condition; or state other “forward-looking” information. Forward-looking statements are based on information available as of the date of this Quarterly Report and may involve significant judgments and assumptions, known and unknown risks and uncertainties and other factors, many of which are outside our control. There may be events in the future that management is not able to predict accurately or over which we have no control. We do not undertake any obligation to update to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable laws. The risk factors and cautionary language contained in this Quarterly Report provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including, among other things:

●	risks relating to our recent business combination (the “ND Business Combination”) with Northern Data AG (“Northern Data” or “NDAG”), including with respect to our ability to successfully integrate the operations of the Company and Northern Data and achieve the anticipated strategic and financial benefits of the transaction;

●	our performance under our recently announced commercial agreement with an unaffiliated U.S.-based third-party cloud customer related to our Maysville, GA site will require substantial capital investment to build and develop the data center facilities, and our inability to obtain sufficient financing on acceptable terms could materially and adversely affect our business, financial condition and results of operations;

●	our development and construction of new data center facilities (including our Maysville, GA site) involve significant risks, including increasing political and regulatory scrutiny of data centers (including at the state, local and municipal levels), increasing public and community opposition to data center development and exposure to a highly evolving regulatory landscape, which could delay, increase the cost of, or prevent the completion of our planned projects, including under our existing customer agreements, and subject us to potential legal liabilities;

●	our substantial indebtedness following the ND Business Combination, and additional indebtedness we expect to incur in connection with our AI infrastructure and data center business, could adversely affect our financial condition and limit our operational flexibility;

●	our ability to grow and manage future growth profitably over time, maintain relationships with customers, compete within our industry and retain key employees;

●	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;

●	our limited operating history, including with respect to our cloud and AI infrastructure business, makes it difficult to evaluate our business and prospects;

●	operating costs, customer loss or business disruption being greater than expected following the ND Business Combination;

●	the effects of the ND Business Combination, including the combined company’s future financial position, operating results and strategy;

●	risks that the growth strategy of the combined business, including our customer agreements, may require a significant amount of debt financing, which may not be available on favorable terms, if at all, and risks relating to the ability of the combined business to service such debt obligations;

●	we may fail to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	risks related to disruption of management time from ongoing business operations of each of the Company and Northern Data due to the ND Business Combination;

●	unanticipated litigation, claims or assessments, as well as the outcome or impact of any current or pending litigation, claims or assessments;

●	potential security violations to the combined company’s, the Company’s and Northern Data’s information technology systems, any of which could be enhanced or facilitated by artificial intelligence;

●	changes in legislation or governmental regulations affecting the combined company, the Company or Northern Data, including our data center projects, and international, national or local economic, social or political conditions or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws that could adversely affect the combined company, the Company, Northern Data or their respective clients;

●	with respect to our video business, we may not grow or maintain our active user base, and may not be able to achieve or maintain profitability;

●	with respect to our video business, risks relating to our ability to attract new advertisers, or the potential loss of existing advertisers or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets;

●	our cloud business may not achieve the intended results, which could adversely affect our financial condition and results of operations;

●	negative media campaigns may adversely impact our financial performance, results of operations, and relationships with our business partners, including content creators and advertisers;

●	spam activities, including inauthentic and fraudulent user activity, if undetected, may contribute, from time to time, to some amount of overstatement of our performance indicators;

●	the operation of our non-custodial crypto wallet exposes us to significant regulatory, operational, security, and market risks that could adversely affect our business, financial condition, results of operations, and reputation;

●	we collect, store, and process large amounts of user video content and personal information of our users and subscribers. If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, our business and operating results could be harmed, and we could face governmental investigations and legal claims from users and subscribers;

●	we may fail to comply with applicable privacy laws, subjecting us to liability and damages;

●	our cloud services business operates in a highly regulated environment, subject to a complex and rapidly evolving array of domestic and international laws, regulations, and industry standards governing data privacy, cybersecurity, data localization, cross-border data transfers, and emerging technologies such as artificial intelligence;

●	we are subject to cybersecurity risks and interruptions or failures in our information technology systems, any of which could be enhanced or facilitated by artificial intelligence, and as we grow and gain recognition, we will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss;

●	we may be found to have infringed on the intellectual property of others, which could expose us to substantial losses or restrict our operations;

●	we may face liability for hosting a variety of tortious or unlawful materials uploaded by third parties, notwithstanding the liability protections of Section 230 of the Communications Decency Act of 1996 (“Section 230”);

●	user-generated content could affect the quality of our services and deter existing or potential users from using our platforms, and we may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violates any law;

●	paid endorsements by our content creators may expose us to regulatory risk, liability, and compliance costs, and, as a result, may adversely affect our business, financial condition and results of operations;

●	our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control;

●	our video business depends on continued and unimpeded access to our content and services on the internet. If we or those who engage with our content experience disruptions in internet service, or if internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers;

●	we face significant market competition, and if we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed;

●	we rely on data from third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

●	changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue;

●	failure to attract new advertisers, the loss of existing advertisers, or the reduction of or failure by existing advertisers to maintain or increase their advertising budgets would adversely affect our business;

●	we depend on third-party vendors, including internet service providers, advertising networks, and data centers, to provide core services;

●	hosting and delivery costs may increase unexpectedly;

●	we have offered and intend to continue to offer incentives, including economic incentives, to content creators to join our platform, and these arrangements may involve fixed payment obligations that are not contingent on actual revenue or performance metrics generated by the applicable content creator but rather are based on our modeled financial projections for that creator, which if not satisfied may adversely impact our financial performance, results of operations and liquidity;

●	we may be unable to develop or maintain effective internal controls;

●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new tax legislation, or exposure to additional tax liabilities may adversely impact our financial results;

●	compliance obligations imposed by new privacy laws, laws regulating online video sharing platforms, other online platforms, and online speech in certain jurisdictions in which we operate, or industry practices may adversely affect our business; and

●	other risks and uncertainties indicated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case, including those described under the sections entitled “Risk Factors” therein, and in other filings that we have made or will make with the Securities and Exchange Commission (the “SEC”), including the risk factors related to Northern Data and its business and the combined business of the Company and Northern Data described under the section entitled “Risk Factors” in our registration statement on Form S-4 (File No. 333-295008) filed with the SEC on April 13, 2026 and declared effective on April 14, 2026, in connection with the ND Business Combination.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUM Group Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2026 and 2025

RUM Group Inc.

Condensed Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended September 30, 2026 and 2025

RUM Group Inc.

Condensed Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025

Revenues	$96,577,752	$24,762,445	$162,404,284	$73,553,866

Expenses
Cost of services (content, hosting and other)	$57,186,000	$25,219,331	$114,790,250	$81,797,812
General and administrative	25,926,872	10,492,008	52,650,983	38,792,062
Research and development	7,723,475	4,455,354	20,258,664	14,070,349
Sales and marketing	7,690,241	5,076,937	26,602,057	16,607,389
Acquisition-related transaction costs	3,545,525	5,236,796	36,707,170	7,624,901
Amortization and depreciation	85,184,021	3,880,492	105,451,787	10,775,361
Change in fair value of digital assets	(6,038,100)	(1,456,388)	463,440	(4,949,413)

Total expenses	181,218,034	52,904,530	356,924,351	164,718,461

Loss from operations	(84,640,282)	(28,142,085)	(194,520,067)	(91,164,595)
Interest income (expense), net	(3,686,718)	2,896,649	(1,058,653)	7,979,880
Other income (expense)	(1,543,669)	46,901	(6,898,285)	(476)
Changes in fair value of warrant liability	603,453	8,936,773	1,931,381	24,379,616
Changes in fair value of derivative	(1,587,289)	-	(1,303,298)	9,700,000

Loss before income taxes	(90,854,505)	(16,261,762)	(201,848,922)	(49,105,575)
Income tax expense	(1,844,628)	-	(2,051,768)	(31,310)
Deferred tax benefit	2,844,687	-	2,840,689	-

Net loss	(89,854,446)	(16,261,762)	(201,060,001)	(49,136,885)
Net loss attributable to non-controlling interest	(9,938,079)	-	(11,728,558)	-
Net loss attributable to RUM Group Inc.	$(79,916,367)	$(16,261,762)	$(189,331,443)	$(49,136,885)

Loss per share – basic and diluted	$(0.19)	$(0.06)	$(0.58)	$(0.19)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	424,787,465	260,529,688	323,852,948	252,722,453

Share-based compensation expense included in expenses:
Cost of services (content, hosting, and other)	$1,113,422	$971,476	$4,261,326	$3,534,489
General and administrative	3,591,268	3,020,892	9,177,133	12,256,088
Research and development	948,308	909,444	3,157,662	2,450,885
Sales and marketing	705,689	481,879	2,126,899	1,206,326

Total share-based compensation expense	$6,358,687	$5,383,691	$18,723,020	$19,447,788

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025

Net loss	$(89,854,446)	$(16,261,762)	$(201,060,001)	$(49,136,885)
Net loss attributable to non-controlling interest	(9,938,079)	-	(11,728,558)	-
Net loss attributable to RUM Group Inc.	(79,916,367)	(16,261,762)	(189,331,443)	(49,136,885)

Other comprehensive loss attributable to currency translation	(719,959)	-	(21,679,052)	-
Other comprehensive loss attributable to non-controlling interest	(106,554)	-	(3,208,500)	-
Other comprehensive gain (loss) attributable to RUM Group Inc.	(613,405)	-	(18,470,552)	-

Comprehensive loss	(90,574,405)	(16,261,762)	(222,739,053)	(49,136,885)
Comprehensive loss attributable to non-controlling interest	(10,044,633)	-	(14,937,058)	-
Comprehensive loss attributable to RUM Group Inc.	$(80,529,772)	$(16,261,762)	$(207,801,995)	$(49,136,885)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$134,428,984	$237,919,453
Accounts receivable and other, net	62,157,309	11,859,231
Contingent consideration receivable	23,827,868	-
Prepaid expenses and other	130,750,386	14,767,472
	351,164,547	264,546,156

Investment	6,654,186	-
Other non-current assets	21,643,306	1,123,781
Digital assets	11,091,139	18,450,362
Property and equipment, net	899,704,119	16,178,941
Right-of-use assets, net	134,730,196	1,868,458
Intangible assets, net	161,384,758	24,023,709
Goodwill	413,780,068	10,655,391
	$2,000,152,319	$336,846,798

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$105,949,995	$27,875,120
Deferred revenue	23,493,004	16,105,587
Lease liabilities	41,556,992	1,281,444
	170,999,991	45,262,151

Convertible notes payable	358,837,827	-
Lease liabilities, net of current portion	93,100,051	633,128
Deferred tax liability	20,507,340	-
Warrant liability	13,677,946	15,609,327
Other liability	508,171	500,000
	657,631,326	62,004,606
Commitments and contingencies (Note 19)

Shareholders’ equity
Preferred shares ($0.0001 par value per share, 20,000,000 shares authorized, no shares issued or outstanding)	-	-
Common shares ($0.0001 par value per share, 1,400,000,000 Class A shares authorized, 276,483,827 and 215,736,576 shares issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively; 170,000,000 Class C (and corresponding ExchangeCo Share) authorized, 123,690,470 and 123,690,470 shares issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively; 110,000,000 Class D shares authorized, 95,791,120 and 95,791,120 shares issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively)	779,514	773,439
Accumulated deficit	(754,727,747)	(565,396,304)
Additional paid-in capital	2,105,659,933	839,465,057
Accumulated other comprehensive loss	(19,675,113)	-
Non-controlling interest	10,484,406	-
	1,342,520,993	274,842,192
	$2,000,152,319	$336,846,798

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended September 30, 2026
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Other Comprehensive Income/ (Loss)	Non-Controlling Interest (NCI)	Accumulated Deficit	Total
Balance June 30, 2026	276,321,677	123,690,470	95,791,120	$757,550	$12,369	$9,579	$2,028,870,772	$(17,857,147)	$88,779,309	$(674,811,380)	$1,425,761,052
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	162,150	-	-	16	-	-	965,288	-	-	-	965,304
Net share settlement on restricted stock units	-	-	-	-	-	-	(105,845)	-	-	-	(105,845)
Share-based compensation	-	-	-	-	-	-	6,379,447	-	95,440	-	6,474,887
Acquisition of non-controlling interest in exchange for pre-funded warrants	-	-	-	-	-	-	69,550,271	(1,204,561)	(68,345,710)	-	-
Other comprehensive loss	-	-	-	-	-	-	-	(613,405)	(106,554)	-	(719,959)
Net loss	-	-	-	-	-	-	-	-	(9,938,079)	(79,916,367)	(89,854,446)
Balance September 30, 2026	276,483,827	123,690,470	95,791,120	$757,566	$12,369	$9,579	$2,105,659,933	$(19,675,113)	$10,484,406	$(754,727,747)	$1,342,520,993

RUM Group Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine months ended September 30, 2026
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Other Comprehensive Income/ (Loss)	Non-Controlling Interest (NCI)	Accumulated Deficit	Total
Balance December 31, 2025	215,736,576	123,690,470	95,791,120	$751,491	$12,369	$9,579	$839,465,057	$-	$-	$(565,396,304)	$274,842,192
Issuance of Class A Common Stock in connection with Northern Data AG acquisition	59,346,944	-	-	5,935	-	-	432,633,286	-	93,349,709	-	525,988,930
Issuance of pre-funded warrants	-	-	-	-	-	-	754,649,238	-	-	-	754,649,238
Share issuance costs	-	-	-	-	-	-	(11,504,125)	-	-	-	(11,504,125)
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	1,386,109	-	-	139	-	-	3,734,350	-	-	-	3,734,489
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,628,105)	-	-	-	(1,628,105)
Issuance of Class A Common Stock under ESPP	14,198	-	-	1	-	-	81,062	-	-	-	81,063
Share-based compensation	-	-	-	-	-	-	18,678,899	-	417,465	-	19,096,364
Acquisition of non-controlling interest in exchange for pre-funded warrants	-	-	-	-	-	-	69,550,271	(1,204,561)	(68,345,710)	-	-
Other comprehensive loss	-	-	-	-	-	-	-	(18,470,552)	(3,208,500)	-	(21,679,052)
Net loss	-	-	-	-	-	-	-	-	(11,728,558)	(189,331,443)	(201,060,001)
Balance September 30, 2026	276,483,827	123,690,470	95,791,120	$757,566	$12,369	$9,579	$2,105,659,933	$(19,675,113)	$10,484,406	$(754,727,747)	$1,342,520,993

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Statements of Shareholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended September 30, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2025	215,171,066	123,690,470	95,791,120	$751,435	$12,369	$9,579	$829,888,680	$(516,441,065)	$314,220,998
Issuance of Class A Common Stock upon exercise of stock options and vesting of restricted stock units	209,827	-	-	21	-	-	232,788	-	232,809
Net share settlement on restricted stock units	-	-	-	-	-	-	(1,515,580)	-	(1,515,580)
Share-based compensation	-	-	-	-	-	-	5,554,166	-	5,554,166
Net loss	-	-	-	-	-	-	-	(16,261,762)	(16,261,762)
Balance September 30, 2025	215,380,893	123,690,470	95,791,120	$751,456	$12,369	$9,579	$834,160,054	$(532,702,827)	$302,230,631

	For the nine months ended September 30, 2025
	Number of Common Stock
	Class A	Class C (and corresponding ExchangeCo Share)	Class D	Class A	Class C	Class D	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2024	118,808,857	165,153,621	105,782,403	$741,799	$16,515	$10,578	$419,681,648	$(483,565,942)	$(63,115,402)
Issuance of Class A Common Stock in exchange for Class C Common Stock (and corresponding ExchangeCo Share)	41,463,151	(41,463,151)	-	4,146	(4,146)	-	-	-	-
Cancellation of Class D Common Stock	-	-	(9,991,283)	-	-	(999)	999	-	-
Issuance of Class A Common Stock	33,333,333	-	-	3,333	-	-	424,996,665	-	424,999,998
Issuance of Class A Common Stock upon exercise of stock options and warrants as well as vesting of restricted stock units	21,759,556	-	-	2,176	-	-	2,195,243	-	2,197,419
Net share settlement on restricted stock units	-	-	-	-	-	-	(3,260,193)	-	(3,260,193)
Issuance of Class A Common Stock under ESPP	15,996	-	-	2	-	-	129,372	-	129,374
Share issuance costs	-	-	-	-	-	-	(29,429,791)	-	(29,429,791)
Share-based compensation	-	-	-	-	-	-	19,846,111	-	19,846,111
Net loss	-	-	-	-	-	-	-	(49,136,885)	(49,136,885)
Balance September 30, 2025	215,380,893	123,690,470	95,791,120	$751,456	$12,369	$9,579	$834,160,054	$(532,702,827)	$302,230,631

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the nine months ended September 30,	2026	2025
Cash flows provided by (used in)

Operating activities
Net loss for the period	$(201,060,001)	$(49,136,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	105,451,787	10,775,361
Share-based compensation	18,723,020	19,447,788
Provision for credit losses	1,335,730	—
Net trade and barter revenue and expense	(4,722,263)	1,310,795
Non-cash lease expense	14,401,555	864,361
Change in fair value of warrants	(1,931,381)	(24,379,616)
Change in fair value of digital assets	463,440	(4,949,413)
Change in fair value of derivative	1,303,298	(9,700,000)
Unrealized foreign exchange gain	(5,069,741)	—
Other	264,984	7,552

Changes in operating assets and liabilities:
Accounts receivable	(13,213,688)	(2,797,197)
Prepaid expenses and other	(795,201)	6,642,470
Accounts payable and accrued liabilities	(6,890,592)	10,208,952
Deferred revenue	1,532,504	1,517,588
Income tax receivable	(10,516,566)	—
Deferred tax liability	(4,282,724)	—
Operating lease liabilities	(8,822,921)	(815,788)
Net cash used in operating activities	(113,828,760)	(41,004,032)
Investing activities
Purchase of property and equipment	(75,545,353)	(1,774,932)
Purchase of intangible assets	(4,211,621)	(2,019,595)
Sale (purchase) of digital assets	15,284,386	(19,100,000)
Acquisition of Northern Data AG, net of cash acquired	51,036,335	—
Net cash used in investing activities	(13,436,253)	(22,894,527)
Financing activities
Proceeds from the issuance of pre-funded warrants in connection with equity commitment agreement	36,242,537	—
Taxes paid from net share settlement for share-based compensation	(1,628,105)	(3,260,193)
Proceeds from exercise of warrants and stock options	3,734,490	2,197,419
Proceeds from issuance of Class A Common Stock under ESPP	81,064	129,374
Proceeds from issuance of Class A Common Stock	—	775,000,000
Repurchase of Class A Common Stock	—	(525,000,000)
Share issuance costs	(11,504,125)	(29,429,791)
Net cash provided by financing activities	26,925,861	219,636,809

Effect of exchange rates on cash and cash equivalents	(3,151,317)	—

(Decrease) increase in cash and cash equivalents during the period	(103,490,469)	155,738,250
Cash and cash equivalents, beginning of period	237,919,453	114,018,900
Cash and cash equivalents, end of period	$134,428,984	$269,757,150

Supplemental cash flow information:
Cash paid for income taxes	$3,436,388	$33,755
Cash paid for interest	5,636,828	—
Cash paid for lease liabilities	12,877,408	805,308

Non-cash investing and financing activities:
Non-cash consideration related to the acquisition of Northern Data AG	1,515,556,856	—
Property and equipment in accounts payable and accrued liabilities	1,273,629	2,112,958
Recognition of operating right-of-use assets in exchange of operating lease liabilities, net of derecognition of terminated leases	776,340	1,119,786
Share-based compensation capitalized related to intangible assets	373,343	398,323

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements (the “financial statements”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the results of the Company and its subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”). All intercompany balances and transactions have been eliminated upon consolidation.

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

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

1. Overview and Basis of Presentation (Continued)

Basis of Consolidation (Continued)

Subsidiaries	Jurisdiction of incorporation	Functional currency	Ownership interest September 30, 2026	Ownership interest December 31, 2025
RUM Group Inc.	United States	USD	100%	100%
Rumble Inc.	United States	USD	100%	100%
Rumble USA Inc	United States	USD	100%	100%
Rumble Store USA Inc.	United States	USD	100%	100%
Locals Technology Inc.	United States	USD	100%	100%
Rumble Cloud Inc.	United States	USD	100%	100%
Rumble Freedom First Holding Designated Activity Company	Ireland	USD	100%	-
Rumble Deutschland AG	Germany	USD	100%	-
Rumble Cloud Panama Inc.	Panama	USD	100%	100%
Rumble Cloud DOOEL Skopje	Macedonia	USD	100%	100%
Rumble Cloud USA Inc.	United States	USD	100%	100%
Rumble Cloud El Salvador S.A de C.V.	El Salvador	USD	100%	100%
RUM SPV Inc.	United States	USD	100%	-
RUM SPVA Inc.	United States	USD	100%	-
RUM SPVB Inc.	United States	USD	100%	-
RUM SPVC Inc.	United States	USD	100%	-
1000045707 Ontario Inc.	Canada	CAD	100%	100%
1000045728 Ontario Inc.	Canada	CAD	100%	100%
Rumble Canada Inc.	Canada	USD	100%	100%
Northern Data AG	Germany	EUR	98%	0%
ND CS (Services) GmbH	Germany	EUR	98%	0%
Northern Data Software GmbH	Germany	EUR	98%	0%
1277963 B.C. Ltd	Canada	USD	98%	0%
Northern Data (CH) AG	Switzerland	CHF	98%	0%
Northern Data Services (UK) Limited	Great Britain	GBP	98%	0%
Northern Data Linlithgow Limited	Great Britain	GBP	98%	0%
Taiga Cloud UK Limited	Great Britain	GBP	98%	0%
Minondo Ltd.	Gibraltar	USD	98%	0%
Taiga Cloud Limited	Ireland	EUR	98%	0%
Damoon Ltd.	Ireland	EUR	98%	0%
Northern Data Ireland Ltd.	Ireland	EUR	98%	0%
Ardent Data Centers HoldCo Ltd.	Ireland	EUR	98%	0%
Taiga Cloud HoldCo Ltd.	Ireland	EUR	98%	0%
Northern Data NL B.V.	Netherlands	EUR	98%	0%
Decentric Europe B.V.	Netherlands	EUR	98%	0%
Bitfield N.V.	Netherlands	EUR	98%	0%
Taiga Cloud NL B.V.	Netherlands	EUR	98%	0%
Northern Data NOR AS	Norway	NOK	98%	0%
ND Real Estate I AS	Norway	NOK	98%	0%
ND Real Estate II AS	Norway	NOK	98%	0%
Taiga Cloud Portugal, Unipessoal LDA	Portugal	EUR	98%	0%
Hydro66 Svenska AB	Sweden	SEK	98%	0%
Hydro66 Services AB	Sweden	SEK	98%	0%
Hydro66 Property Services AB	Sweden	SEK	98%	0%
Northern Data NY, LLC	United States	USD	98%	0%
Northern Data PA, LLC	United States	USD	98%	0%
Ardent Data Services, LLC	United States	USD	98%	0%
Northern Data Reserve, Inc.	United States	USD	98%	0%
Ardent Data Centers LLC USA	United States	USD	98%	0%
Northern Data US Services Inc.	United States	USD	98%	0%
Northern Data Maysville ADC I, LLC	United States	USD	98%	0%
Ardent Data Centers US HoldCo Inc. USA	United States	USD	98%	0%

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

1. Overview and Basis of Presentation (Continued)

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to: allowance for credit losses; valuation of share-based compensation awards; estimates in the determination of the fair value of consideration transferred, assets acquired, and liabilities assumed in connection with acquisitions; fair value of financial instruments including warrant liability, digital assets, and derivative; discount rate in determining lease liabilities; valuation of long-lived assets and their associated useful lives, valuation of goodwill; the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes; and estimates in the determination of the fair value of non-cash consideration earned in trade and barter transactions. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions is reflected in the financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

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

Translation to reporting currency

Translation gains and losses from the application of the U.S. dollar as the reporting currency, if any, are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

2. Summary of Significant Accounting Policies

Revenue Recognition

On June 17, 2026, the Company acquired a controlling interest of approximately 85% in Northern Data AG (“NDAG”) and subsequently increased its ownership to approximately 98% as of September 30, 2026 following its acquisition of an additional 8,256,155 outstanding capital shares of NDAG. NDAG derives revenues primarily from the following sources:

Cloud computing

Cloud computing, reserved capacity – The Company provides dedicated computing capacity for its customers’ exclusive use throughout the contractual term. The ability to provide continuous access to dedicated capacity represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customers. The customers simultaneously receives and consume the benefits of the services as they are provided and, accordingly, the performance obligation is satisfied over time. Revenue is recognized on a straight-line basis over the contract term, reflecting the continuous transfer of the stand-ready service. Customers are invoiced monthly with payment terms of 10 to 20 days.

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

Deferred revenue

Deferred revenue is recognized when a customer makes a payment or the payment becomes due before the Company transfers the respective goods or services to the customer and the Company has an unconditional right to receive specified consideration before transferring the goods or services to the customer.

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

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Cost of Services (Exclusive of Amortization and Depreciation)

Cost of services consists of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to compensation, including share-based compensation, from whom video and other content are licensed. These costs are paid to these providers based on revenues generated or in fixed amounts. In certain circumstances, we incur additional costs related to incentivizing top content creators to promote and join our platform;

●	Data center costs, including lease costs for our data center facilities, electricity and other utilities, onsite support services, software and storage costs, repairs and maintenance, and other costs incurred to operate our cloud and AI infrastructure; and

●	Other cost of services, such as third-party hosting, bandwidth, networking and support service costs, as well as payment processing fees and costs paid to publishers.

Property and Equipment

The Company acquired additional depreciable classes of property and equipment during the nine months ended September 30, 2026:

Useful Lives
Land	Not depreciated
Building	30 years
Advance payments made and assets under construction	Not depreciated
Data centers	1-20 years
Computer hardware	1-10 years
Furniture and fixtures	1-11 years
Leasehold improvements	Lesser of useful life or term of lease

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

Assets under construction include costs directly attributable to the acquisition, construction, installation, and testing of property and equipment, including equipment costs, vendor payments, construction costs, freight, duties, installation costs, and professional fees. Assets under construction, including advance payments recorded within property and equipment, are not depreciated until the related assets are placed in service and available, at which time the costs are transferred to the appropriate property and equipment category and depreciated over the estimated useful life of the related assets. These amounts are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred, including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Contingent Consideration Receivable

Unless an arrangement falls within the scope of another accounting standard, the Company accounts for contingent consideration receivable from the sale of a business as a gain contingency. Under this approach, a gain is recognized in earnings only when the underlying contingency is resolved.

In connection with the ND Business Combination (see Note 3), the Company acquired a contingent consideration receivable that was recognized at its acquisition-date fair value. Amounts received under the arrangement are recorded as reductions of the receivable balance. Once the initially recognized receivable has been fully recovered, any additional amounts that become receivable are recognized in earnings when the underlying contingency is resolved.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Investments

The Company accounts for investments in which it has significant influence using the equity method. Significant influence is the ability to affect an investee’s operating and financial policies. In assessing whether significant influence exists, the Company considers its ability to participate in relevant decision-making processes, taking into account governance rights, representation in decision-making bodies, contractual arrangements, and other relevant facts and circumstances. Equity method investments are initially recognized at cost and subsequently adjusted for the Company’s share of the investee’s profit or loss and other comprehensive income. Dividends received reduce the carrying amount of the investment.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The Company elected to early adopt this ASU. This ASU revises the definition of a performance condition, eliminates the forfeiture policy election for awards granted to customers, and clarifies the interaction between Topic 718 and Topic 606 for variable consideration. Adoption did not have an impact on the Company’s historical financial statements. However, the Company applied the amended guidance in accounting for the pre-funded warrant described in Note 16.

New Standards or Amendments Not Yet Effective

The following amendments to existing standards have been issued up to and including the date of issuance of these financial statements but are not yet effective for the Company:

●	Accounting Standards Updates 2025-01 and 2024-03, Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. The amendments in this update require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

●	Accounting Standards Update 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. Therefore, this ASU requires that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. This ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and allows entities to adopt the amendments on a prospective, modified retrospective or a retrospective basis. Early adoption is permitted.

●	Accounting Standards Update 2025-11, Interim Reporting: Narrow-Scope Improvements (Topic 270): This ASU clarifies interim disclosure requirements and the applicability of Topic 270. It provides a comprehensive list of interim disclosures currently required under U.S. GAAP and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact. The ASU also clarifies the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP, enhancing consistency in interim reporting. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

The Company is still evaluating the potential impact of implementing the above amendments to its consolidated financial statements.

3. Business Combinations

On June 17, 2026, the Company acquired approximately 85% of the outstanding common shares of NDAG, a leading provider of AI and high-performance computing infrastructure (“ND Business Combination”). The primary reason for the ND Business Combination is to obtain large-scale AI compute infrastructure, GPU capacity, data center assets and power resources that accelerate the growth of our cloud business. The goodwill that arises in the ND Business Combination, which is not deductible for tax purposes, is primarily attributed to the expected synergies from combining the Company’s cloud platform and technology ecosystem with NDAG’s AI infrastructure assets, as well as expected future growth opportunities. Acquisition-related transaction costs of $3,545,525 and $36,707,170 incurred in connection with this transaction during the three and nine months ended September 30, 2026, respectively, are included in the condensed consolidated interim statements of operations.

In connection with the ND Business Combination, the Company entered into a funding arrangement with Tether Investments, S.A. De C.V. (“Tether”) under which the Company can draw up to $200 million under certain situations related to the VAT matter described in Note 19. The funding arrangement can be settled, at the Company’s option, by either issuing shares of Class A Common Stock at $7.88 per share, pre-funded warrants exercisable for $0.0001 at $7.8799 or a convertible loan payable on the same terms as the convertible loan payable described in Note 14. On June 3, 2026, the Company exercised its option to draw $36,242,538 under this arrangement in exchange for 4,599,365 pre-funded warrants. The partial exercise settled on June 17, 2026, concurrent with the closing of the business combination. As of September 30, 2026, the derivative asset associated with the funding arrangement is included within other non-current assets on the Company’s condensed consolidated interim balance sheet. The Company has determined that the funding arrangement is a derivative that is not classified in equity, and as a result, it has been recognized in changes in fair value of derivative in the condensed consolidated interim statement of operations.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

3. Business Combinations (Continued)

On September 30, 2026, the Company acquired an additional 8,256,155 outstanding capital shares of NDAG from Tether pursuant to the Transaction Support Agreement, dated as of November 10, 2025, by and between the Company and Tether, as amended on June 17, 2026 (the “Tether Transaction Support Agreement”). As consideration for the Company’s acquisition of these capital shares of NDAG from Tether, the Company issued pre-funded warrants to Tether, entitling Tether to purchase up to 16,744,307 shares of the Company’s Class A Common Stock at an exercise price of $0.0001 per share, reflecting the offer ratio of 2.0281 shares of the Company’s Class A Common Stock for each NDAG share sold to the Company by Tether. As a result of such transaction, the Company increased its ownership in NDAG from approximately 85% to approximately 98%.

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

Consideration	$1,515,556,856
Non-controlling interest	93,349,709
Total consideration	$1,608,906,565

Cash	$51,036,334
Account receivables and other, net	52,879,228
Contingent consideration receivable	23,827,868
Prepaid expenses and other current assets	104,616,682
Investment	7,059,450
Other non-current assets	19,265,879
Digital assets	8,548,488
Property and equipment	887,260,497
Right-of-use assets	146,226,827
Intangible assets, net	172,474,080
Accounts payable and accrued liabilities	(11,006,831)
Deferred revenue	(20,508,519)
Income tax payable	(28,980,271)
Deferred tax liabilities	(25,305,298)
Lease liabilities	(144,141,688)
Other current liabilities	(45,661,476)
Other liabilities	(187,825)
Fair value of net identifiable assets acquired	$1,197,403,425
Add: Goodwill	411,503,140
Total net assets acquired	$1,608,906,565

Consideration

The consideration transferred in the ND Business Combination consisted of shares of the Company’s Class A Common Stock, pre-funded warrants exercisable for shares of the Company’s Class A Common Stock, and a euro-denominated note payable issued to Tether in connection with the assignment of an existing shareholder loan owed by NDAG to Tether (“Shareholder Loan”).

	Number of Instruments	Fair Value Per Unit	Fair Value
(i) Class A Common Stock	59,346,944	$7.29	$432,639,220
(ii) Pre-funded warrants	98,264,309	$7.29	716,336,989
(iii) Note payable			366,580,647
Total consideration			$1,515,556,856

(i)	The Company’s Class A Common Stock

The equity consideration to former NDAG shareholders who validly tendered their shares pursuant to the voluntary public exchange offer commenced by the Company as part of the ND Business Combination was based on an exchange ratio of 2.0281 shares of the Company’s Class A Common Stock for each NDAG share validly tendered; and the equity consideration to certain former NDAG shareholders who sold their NDAG shares to the Company in the concurrent private transaction pursuant to certain transaction support agreements was based on the same ratio, in each case, with a portion placed in escrow in accordance with the applicable transaction support agreements.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

3. Business Combinations (Continued)

(ii)	Pre-funded warrants

The Company issued pre-funded warrants to Tether, a former NDAG shareholder pursuant to the Tether Transaction Support Agreement, in lieu of shares of the Company’s Class A Common Stock to the extent such issuance of the Company’s Class A Common Stock to Tether would result in the voting power of Tether and its affiliates in the Company exceeding 9.90% of the outstanding voting power of the capital stock of the Company.

(iii)	Issuance of note payable

The note payable was measured at fair value as part of the consideration transferred. The note contains an embedded derivative that was separately recognized as a derivative liability. See Note 14 for further details.

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

The fair value of vested and unvested options was determined using the Black Scholes model with the following inputs:

As at June 17, 2026
Share price	€49.45
Exercise price	€14.12 - € 58.54
Risk-free interest rate	2.44% - 2.48%
Volatility	85% - 92%
Expected life	1.80 – 4.33 years
Dividend rate	0.00%

(iii)	Unvested options

The unvested stock options include both service and performance conditions. The service condition is generally 3 years, and the performance condition requires NDAG to achieve a revenue target of 25% compound annual growth rate (“CAGR”). The CAGR is calculated and assessed over the reference period which varies and is outlined in the grant. The total fair value of unvested options at the acquisition date, net of those that are not probable of vesting, is $4,037,426, of which $1,151,700 relates to past service and is included in non-controlling interest. $2,885,726 will be recognized as compensation expense over 0.40 to 2.15 years. During the three and nine months ended September 30, 2026, the Company recognized $95,440 and $417,465, respectively, in stock-based compensation related to NDAG’s stock option plan, with a corresponding increase in non-controlling interest.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

3. Business Combinations (Continued)

Proforma Results

The following unaudited pro-forma condensed consolidated interim statement of operations for the three and nine months ended September 30, 2026, has been prepared as if the acquisition had occurred on January 1, 2026. These pro forma amounts have been calculated after applying Rumble’s accounting policies and adjusting the results of NDAG to reflect:

●	Stock-based compensation expense related to non-controlling interest acquired in the Business Combination and reversal of NDAG stock-based compensation expense

●	Lease expense and related foreign exchange for leases assumed in the Business Combination

●	Additional depreciation on property, plant, and equipment and additional amortization on intangible assets

●	Interest expense, foreign exchange and changes in fair value of the embedded derivative on the loan issued in the Business Combination

●	Interest income on loan receivables recognized at fair value in the Business Combination

●	Tax expense related to the above items

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Revenue	$96,577,752	$264,822,383
Loss before income taxes	(72,984,244)	(618,021,976)

NDAG contributed revenue of $68,164,982 and $78,257,575, respectively, and income before income taxes of $68,149,242 and $80,118,178, respectively, to the Company’s consolidated results for the three and nine months ended September 30, 2026. The amounts for the nine months period reflect NDAG’s results from the acquisition date of June 17, 2026 through September 30, 2026.

4. Revenue from Contracts with Customers

The following table presents revenues disaggregated by type:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Rumble:
Advertising	$17,319,209	$11,730,859	$47,490,767	$36,266,824
Other services	11,093,561	13,031,586	36,655,942	37,287,042
Quake AI:
Cloud	68,164,982	-	78,257,575	-
Total revenues	$96,577,752	$24,762,445	$162,404,284	$73,553,866

Advertising fees

Advertising fees are generated by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble and third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks or purchases taken by our users.

Other services

Other services include subscription fees from consumer products, such as Rumble Premium, Locals and badges; revenues from content licensed by third parties and pay-per-view offerings; and fees from tipping and platform hosting. The Company generates cloud revenues from cloud computing, infrastructure and colocation services provided using excess capacity on Rumble’s servers.

Cloud services

Cloud services are generated from CPU-based compute, networking, and storage services, GPU compute and AI infrastructure services, data-center capacity, power, and colocation services, as well as related professional, implementation, and managed services.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

The Company recognizes revenue either at a point in time or over time, depending upon the characteristics of the contract.

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Point in time	$9,127,837	$10,239,797	$27,007,091	$28,818,332
Over time	87,449,915	14,522,648	135,397,193	44,735,534
Total revenues	$96,577,752	$24,762,445	$162,404,284	$73,553,866

Deferred Revenue

Deferred revenue recorded at September 30, 2026 is expected to be fully recognized by September 30, 2027. The deferred revenue balance was $23,493,004 and $16,105,587 as of September 30, 2026 and December 31, 2025, respectively.

5. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	Contracted Maturity	As of September 30, 2026	As of December 31, 2025
Cash	Demand	$33,201,553	$7,651,820
Treasury bills, money market funds, and term deposits	Demand	101,227,431	230,267,633
		$134,428,984	$237,919,453

As of September 30, 2026 and December 31, 2025, the Company entered into a guarantee/standby letter of credit in the amount of $371,799 and $1,362,500, respectively, which will be used towards the issuance of credit for running the Company’s day-to-day business operations.

6. Prepaid expenses and other

Prepaid expenses and other consist of the following:

	As of September 30, 2026	As of December 31, 2025
Prepaid expenses and other	$35,772,614	$14,379,221
Taxes receivable	85,204,922	388,251
Contract assets	9,772,850	-
	$130,750,386	$14,767,472

7. Investments

As part of the ND Business Combination (see Note 3), the Company acquired certain equity investments. The following table presents a summary of the classification of these investments.

	As of September 30, 2026	As of December 31, 2025
Equity method	$1,104,352	$-
Non-marketable securities	5,549,834	-
	$6,654,186	$-

The following table summarizes the activity in the Company’s investment:

	Equity Method	Non-Marketable Securities	Total
Balance, December 31, 2025	$-	$-	$-
Acquired in a business combination (Note 3)	1,394,270	5,665,180	7,059,450
Share of loss of equity method investee	(264,985)	-	(264,985)
Changes in currency translation	(24,933)	(115,346)	(140,279)
Balance, September 30, 2026	$1,104,352	$5,549,834	$6,654,186

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

8. Digital Assets

The Company’s digital assets holdings consist of the following:

	As of September 30, 2026			As of December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	94.68	$7,968,282	$7,911,739	210.82	$19,100,000	$18,450,362
Other	41,800,000	3,245,480	3,179,400	-	-	-
		$11,213,762	$11,091,139		$19,100,000	$18,450,362

The following table presents a reconciliation of the Company’s digital asset holdings:

	Bitcoin	Other	Total
Balance, December 31, 2025	$18,450,362	$-	$18,450,362
Acquired in a business combination (Note 3)	5,303,008	3,245,480	8,548,488
Sale of digital assets	(15,284,386)	-	(15,284,386)
Change in fair value	(463,440)	-	(463,440)
Changes in currency translation	(93,805)	(66,080)	(159,885)
Balance, September 30, 2026	$7,911,739	$3,179,400	$11,091,139

9. Property and Equipment

	As of September 30, 2026	As of December 31, 2025
Land	$9,541,320	$-
Buildings	40,932,080	-
Advance payments made and assets under construction	138,481,659	-
Data centers	791,793,810	27,195,275
Computer hardware	2,021,308	1,813,514
Furniture and fixtures	978,260	261,769
Leasehold improvements	2,350,535	2,295,521
	986,098,972	31,566,079
Accumulated depreciation	(86,394,853)	(15,387,138)
Net carrying value	$899,704,119	$16,178,941

Depreciation expense on property and equipment for the three months ended September 30, 2026 and 2025 was $57,703,995 and $1,645,227, respectively. Depreciation expense on property and equipment for the nine months ended September 30, 2026 and 2025 was $69,132,314 and $4,229,514, respectively.

10. Right-of-Use Assets and Lease Liabilities

The Company leases several facilities, data centers and equipment under non-cancelable operating leases. These leases have original lease periods expiring between 2026 and 2030. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	As of September 30, 2026		As of December 31, 2025
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Right-of-use assets	$150,108,643	$(15,378,447)	$5,229,708	$(3,361,250)
Net carrying value		$134,730,196		$1,868,458

Operating lease costs for the three months ended September 30, 2026 and 2025 were $12,251,332 and $376,563, respectively. Operating lease costs for the nine months ended September 30, 2026 and 2025 were $14,913,553 and $926,166, respectively. These costs are included in cost of services (content, hosting and other) and general and administrative expenses in the condensed consolidated interim statements of operations.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

10. Right-of-Use Assets and Lease Liabilities (Continued)

Supplemental balance sheet information related to the operating lease liabilities is as follows:

	As of September 30, 2026	As of December 31, 2025
Weighted-average remaining lease term	3.21 years	1.59 years
Weighted-average incremental borrowing rate	6.14%	11.59%

The following shows the future minimum lease payments for the remaining years under the lease arrangement as of September 30, 2026:

Remainder of 2026	$12,092,955
2027	48,171,822
2028	47,369,572
2029	29,589,356
2030 and thereafter	10,010,685
147,234,390
Less: imputed interest*	(12,577,347)
134,657,043

Current portion	$41,556,992
Long-term portion	$93,100,051

*	Imputed interest represents the difference between undiscounted cash flows and discounted cash flows

11. Intangible Assets

	As of September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$462,047	$(298,429)	$163,618
Domain name	605,447	(180,808)	424,639
Brand	1,284,000	(633,469)	650,531
Software and technology	31,908,206	(18,787,023)	13,121,183
Internal software development	12,926,635	(5,722,093)	7,204,542
Assembled workforce	726,222	(726,222)	-
Customer contracts	27,819,750	(18,850,503)	8,969,247
Customer relationships	141,142,650	(10,291,652)	130,850,998
	$216,874,957	$(55,490,199)	$161,384,758

	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$462,047	$(247,651)	$214,396
Domain name	500,447	(153,452)	346,995
Brand	1,284,000	(537,169)	746,831
Software and technology	30,325,084	(14,126,148)	16,198,936
Internal software development	10,029,795	(3,513,244)	6,516,551
Assembled workforce	726,222	(726,222)	-
	$43,327,595	$(19,303,886)	$24,023,709

The customer contracts and customer relationships were acquired in the ND Business Combination (see Note 3) and are being amortized over a weighted average life of 4.26 years.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

11. Intangible Assets (Continued)

Amortization expense related to intangible assets was $27,706,986 and $2,235,265 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense related to intangible assets was $36,535,190 and $6,545,847 for the nine months ended September 30, 2026 and 2025, respectively.

For intangible assets held as of September 30, 2026, future amortization expense is as follows:

Remainder of 2026	$19,502,716
2027	45,014,731
2028	42,402,692
2029	36,764,783
2030	17,131,134
Thereafter	568,702
$161,384,758

12. Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill:

Balance, December 31, 2025	$10,655,391
Acquired in business combination (Note 3)	411,503,140
Changes in currency translation	(8,378,463)
Balance, September 30, 2026	$413,780,068

13. Accounts Payable and Accrued Liabilities

The Company’s accounts payable and accrued liabilities consist of the following:

	As of September 30, 2026	As of December 31, 2025
Trade accounts payable	$29,421,709	$5,946,207
Accrued programming and content costs	12,273,573	11,091,846
Accrued compensation and benefits	14,835,123	2,674,379
Accrued professional fees	9,054,708	6,450,045
Income taxes payable	27,917,741	-
Other accrued expenses	12,447,141	1,712,643
	$105,949,995	$27,875,120

14. Convertible Note Payable

In connection with the ND Business Combination (see Note 3), Rumble Freedom First Holding Designated Activity Company, a newly formed Irish private limited company and indirect wholly-owned subsidiary of the Company, issued a euro-denominated note payable to Tether. The principal amount on the note is €317,533,401.

The note matures on June 18, 2031. The note bears interest at EURIBOR plus 3.0%, payable quarterly on each March 31, June 30, September 30, and December 31. The Company may prepay the note, in whole or in part, at any time without penalty. If the note is not repaid when due, additional default interest of 4.0% above the base interest rate will accrue on the overdue amount.

Up to 5 business days before June 18, 2027 (the “Exchange Option Date”), Tether may deliver a notice of exercise to the Company to exchange the entire outstanding principal and accrued interest of the note into shares of the Company’s Class A Common Stock (or pre-funded warrants) on the Exchange Option Date, after which such option will expire if not exercised. The number of shares issuable upon conversion is determined by dividing the outstanding note amount by the greater of the 10-day volume-weighted average trading price of the Company’s Class A Common Stock and $7.88 per share, subject to customary anti-dilution adjustments. The conversion price is translated into euros using the European Central Bank exchange rate on the conversion date. As a result, the number of shares into which the note may be converted is variable. As of September 30, 2026, the estimated number of shares the note can be converted into is 45,756,240.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

14. Convertible Note Payable (Continued)

The Company determined that the conversion option is an embedded derivative that is required to be separated from the debt host. The derivative is measured at fair value at issuance and remeasured at fair value at each reporting date, with changes recognized in changes in fair value of derivative on the condensed consolidated interim statements of operations. The debt host is accounted for at amortized cost using the effective interest method. The effective interest rate on the debt host was estimated to be approximately 5.92%. The derivative liability associated with the bifurcated conversion option is presented together with the host contract within convertible notes payable on the condensed consolidated interim balance sheets

The fair value of the note payable is estimated using the binomial lattice methodology based on a modified Cox-Ross-Rubenstein approach that incorporates the following inputs as of June 17, 2026:

Share price	$7.29
EUR/USD FX rate	$1.1591 per € 1
Volatility	70%
Risk-free rate	2.53%
Credit spread	3.60%
Risk-adjusted rate	6.13%
Dividend rate	0.00%
EURIBOR	EURIBOR forward curve data

The following table presents the fair value of the convertible notes payable as of June 17, 2026:

Notes payable	$359,429,226
Embedded derivative	7,151,421
Convertible note payable	$366,580,647

The following table presents a reconciliation of the Company’s convertible notes payable and derivative liability:

Balance, December 31, 2025	$-
Acquired in business combination (Note 3)	366,580,647
Interest accretion	489,282
Change in fair value	(758,816)
Changes in currency translation	(7,473,286)
Balance, September 30, 2026	$358,837,827

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

The acquisition of NDAG resulted in an expansion of tax jurisdictions for the Company, inclusive of Germany, Great Britain, Ireland, the Netherlands, Norway, Portugal, Sweden and others. The income tax expense (recovery) for the period includes the expected tax expense at the effective rate of certain jurisdictions in which ordinary losses are not expected and in which estimates of ordinary income are available.

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

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

16. Shareholders’ Equity

The Company is authorized to issue 1,700,000,000 shares, consisting of:

(i)	1,400,000,000 shares of Class A Common Stock with a par value of $0.0001 per share;

(ii)	170,000,000 shares of Class C Common Stock with a par value of $0.0001 per share;

(iii)	110,000,000 shares of Class D Common Stock with a par value of $0.0001 per share; and

(iv)	20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The following shares of common stock are issued and outstanding at:

	As of September 30, 2026		As of December 31, 2025
	Number	Amount	Number	Amount

Class A Common Stock	276,483,827	$757,566	215,736,576	$751,491
Class C Common Stock (and its corresponding ExchangeCo Share)	123,690,470	12,369	123,690,470	12,369
Class D Common Stock	95,791,120	9,579	95,791,120	9,579
		$779,514		$773,439

Former holders of Legacy Rumble’s (as defined below) common shares are eligible to receive up to an aggregate of 105,000,000 additional shares of the Company’s Class A Common Stock, of which 76,412,604 shares are currently held in escrow and 28,587,396 shares will become issuable under options when the contingency is met. Similarly, the Sponsor’s common shares are eligible to receive up to an aggregate of 1,963,750 additional shares of the Company’s Class A Common Stock and will be issued when the contingency is met. The holders are eligible to receive the shares if the closing price of the Company’s Class A Common Stock is greater than or equal to $15.00 and $17.50, respectively (with 50% released at each target, or if the latter target is reached first, 100%) for a period of 20 trading days during any 30 trading-day period. The term will expire on September 16, 2027. If there is a change in control of the Company prior to September 16, 2027 resulting in a per share price equal to or in excess of the $15.00 and $17.50 share price milestones not previously met, then the Company shall issue the earnout shares to the holders.

Pre-Funded Warrants Issued as Part of NDAG Acquisition

In connection with the ND Business Combination (see Note 3), the Company issued pre-funded warrants to Tether, entitling Tether to purchase up to a total of 98,264,309 shares of the Company’s Class A Common Stock, which are exercisable immediately at a nominal exercise amount. As the pre-funded warrants are indexed to the Company’s Class A Common Stock (and otherwise meet the requirements to be classified in equity), the Company recognized the fair value upon issuance as additional paid-in capital on the Company’s condensed consolidated interim balance sheet.

As described in Note 3, the Company entered a funding arrangement with Tether as part of the ND Business Combination. On June 3, 2026, the Company utilized $36,242,538 of the funding arrangement. Upon utilization, the Company entered into an equity-classified forward contract to issue pre-funded warrants. The transaction settled on June 17, 2026 and the Company issued 4,599,365 pre-funded warrants. The Company recognized the pre-funded warrants in additional-paid-in-capital at the fair value on June 3, 2026.

Given that the Company’s ownership of NDAG immediately following the consummation of the ND Business Combination was less than the Target Shareholding (as defined in the Tether Transaction Support Agreement), the Tether Transaction Support Agreement required Tether, for up to one year after the consummation of the ND Business Combination, to purchase, subject to certain conditions, such number of NDAG shares as is required to allow the Company to reach the Target Shareholding and to sell such shares, at the end of each calendar month, in exchange for shares of the Company’s Class A Common Stock (or pre-funded warrants in lieu thereof so that the shares of the Company’s Class A Common Stock to be owned by Tether and its affiliates following such transaction would not exceed 9.90% of the outstanding voting power of the capital stock of the Company) at the offer ratio of 2.0281 shares of the Company’s Class A Common Stock for each NDAG share sold by Tether to the Company. On September 2, 2026, Tether acquired an additional 8,256,155 NDAG shares in accordance with the Tether Transaction Support Agreement. On September 30, 2026, Tether sold such shares to the Company in exchange for pre-funded warrants entitling Tether to purchase 16,744,307 shares of the Company’s Class A Common Stock. These additional pre-funded warrants are exercisable immediately at a nominal exercise price and are classified in equity. The Company recognized their issuance-date fair value of $68,345,710 from non-controlling interest to additional paid-in capital on the Company’s condensed consolidated interim balance sheet.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

16. Shareholders’ Equity (Continued)

Pre-Funded Warrants Issued as Part of Customer Warrant

In connection with a commercial agreement entered into with an unaffiliated U.S.-based third-party cloud customer (the “Customer”) governing the Customer’s purchase of access to GPUs and GPU services at the Company’s Maysville, GA site that is currently under development, the Company issued pre-funded warrants to the Customer, entitling the Customer to purchase up to an aggregate of 50,808,408 shares of the Company’s Class A Common Stock at a nominal exercise amount. The pre-funded warrants vest in tranches based on the Customer’s purchases of GPU services, with 50% tied to purchases under the existing agreement and the remaining 50% contingent on additional purchases under new agreements that may be entered into before the existing agreement expires. As the pre-funded warrants are indexed to the Company’s Class A Common Stock (and otherwise meet the requirements to be classified in equity), the Company will recognize their fair value as a reduction of revenue as the pre-funded warrants vest. As of September 30, 2026, none of the pre-funded warrants have vested.

17. Share-Based Compensation Expense

The Company’s stock award plans consist of:

Rumble Inc. Amended and Restated Stock Option Plan

The Company maintains a long-term incentive plan, the Rumble Inc. Amended and Restated Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan governs the terms and conditions of the outstanding awards previously granted under the Stock Option Plan, as well as all options to purchase Legacy Rumble Class A common shares or Legacy Rumble Class B common shares which were converted into options to purchase shares of the Company’s Class A Common Stock in connection with the business combination (the “CFVI Business Combination”) contemplated by that certain business combination agreement, dated December 1, 2021, by and between CF Acquisition Corp. VI, a Delaware corporation, and Rumble Inc., a corporation formed under the laws of the Province of Ontario Canada (“Legacy Rumble”).

Rumble Inc. 2022 Stock Incentive Plan

The Rumble Inc. 2022 Stock Incentive Plan (the “Stock Incentive Plan”) was approved by the board of directors and the stockholders of the Company, and became effective on September 16, 2022. The Company initially reserved 27,121,733 shares of its Class A Common Stock for issuance under the Stock Incentive Plan, subject to a ten-year evergreen feature.

Rumble Inc. 2024 Employee Stock Purchase Plan

The Rumble Inc. 2024 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) was approved by the board of directors and the stockholders of the Company, and became effective on March 26, 2024. The Company initially reserved 1,500,000 shares of its Class A Common Stock for issuance under the Employee Stock Purchase Plan, subject to an evergreen feature.

 Share-based compensation expenses are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Restricted stock units	$2,204,582	$2,830,283	$6,444,086	$9,794,559
Stock options	3,319,391	2,536,354	9,392,473	9,593,714
Employee stock purchase plan	9,544	17,054	36,564	59,515
Pre-funded warrants	729,730	-	2,432,432	-
Stock options in NCI (Note 3)	95,440	-	417,465	-
	$6,358,687	$5,383,691	$18,723,020	$19,447,788

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

17. Share-Based Compensation Expense (Continued)

Restricted Stock Units

The following table reflects the continuity of unvested restricted stock units (“RSUs”) transactions:

	Service Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,851,200	$7.36
Granted	3,840,592	5.50
Vested	(1,068,001)	7.01
Forfeited	(630,330)	6.18
Outstanding, September 30, 2026	3,993,461	$5.85

	Market Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	400,000	$2.74
Granted	-	-
Vested	-	-
Forfeited	(400,000)	2.74
Outstanding, September 30, 2026	-	$-

	Performance Conditions
	Number	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	161,551	$8.51
Granted	68,454	5.84
Vested	-	-
Forfeited	(214,081)	7.82
Outstanding, September 30, 2026	15,924	$6.28

As of September 30, 2026, the Company has determined that it is not probable that the conditions related to the performance-based restricted stock units will be met, and therefore, the Company has not recognized the related expense in the condensed consolidated interim financial statements.

The following table reflects additional information related to RSUs activity:

	As of September 30, 2026
	Service Conditions	Market Conditions	Performance Conditions
Unrecognized compensation cost	$18,427,002	$-	$100,003
Weighted-average service period for unrecognized compensation cost (in years)	2.66	-	-
Grant date fair value of RSUs	$21,127,544	$-	$100,003

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

17. Share-Based Compensation Expense (Continued)

Stock Options

The fair value of the stock options was determined using a Black-Scholes option pricing model. The following table reflects the assumptions made:

Nine Months Ended September 30, 2026
Share price	$5.01-$6.37
Exercise price	$5.01-$6.37
Risk-free interest rate	3.83%-4.30%
Volatility	63%-69%
Expected life	5.50-6.75 years
Dividend rate	0.00%

The following table reflects the continuity of stock option transactions:

	Service Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2025	43,227,838	$1.48
Granted	6,937,098	5.21
Exercised	(597,466)	6.25
Forfeited	(701,351)	6.64
Cancelled	(88,403)	6.89
Outstanding, September 30, 2026	48,777,716	$1.87

Vested and exercisable, September 30, 2026	38,778,220	$0.85

During the nine months ended September 30, 2026 and 2025, the Company recorded incremental share-based compensation expense of $nil and $2,805,952, respectively, related to the modification of stock option awards of an officer who experienced changes in employment, which accelerated the vesting of all unvested options and extended the post-termination exercise period.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A Common Stock. As of September 30, 2026, the aggregate intrinsic value of options outstanding was $282,113,942 and the aggregate intrinsic value of the options vested and exercisable was $263,975,417.

The following table reflects additional information related to options activity:

As of September 30, 2026
Service Conditions
Unrecognized compensation cost	$29,946,545
Weighted-average service period for unrecognized compensation cost (in years)	2.80
Weighted-average grant date fair value of options outstanding	$3.43

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

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

17. Share-Based Compensation Expense (Continued)

Employee Stock Purchase Plan (Continued)

The fair value of the Employee Stock Purchase Plan was determined using a Black-Scholes option pricing model. The following table reflects the assumptions made:

Nine Months Ended September 30, 2026
Share price	$6.28-$6.37
Risk-free interest rate	3.58%-4.00%
Volatility	49%-73%
Expected life	0.5 years
Dividend rate	0.00%

The following table reflects additional information related to options:

As of September 30, 2026
Service Conditions
Unrecognized compensation cost	$7,903
Weighted-average service period for unrecognized compensation cost (in years)	0.25 years
Grant date fair value of ESPPs	$41,584

Pre-Funded Warrants Issued in Connection with Service Agreement

The Company issued pre-funded warrants in connection with a service agreement. The pre-funded warrants are exercisable for shares of the Company’s Class A Common Stock at a nominal exercise price and vest in equal quarterly installments over a three-year period, subject to continued performance of services.

	Service Conditions
	Number	Weighted Average Exercise Price
Outstanding, December 31, 2025	-	$-
Granted	1,412,873	6.37
Vested	(353,218)	6.37
Forfeited	-	-
Outstanding, September 30, 2026	1,059,655	$6.37

The following table reflects additional information related to the pre-funded warrants:

As of September 30, 2026
Service Conditions
Unrecognized compensation cost	$6,567,568
Weighted-average service period for unrecognized compensation cost (in years)	2.25
Grant date fair value of pre-funded warrants	$9,000,000

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

18. Loss per Share

When taken together, an ExchangeCo Share and a share of the Company’s Class C Common Stock, as well as equity-classified pre-funded warrants with a nominal exercise price and that are exercisable, are economically similar to a share of the Company’s Class A Common Stock. As a result, the Company computed basic loss per share by dividing net loss attributable to the Company by the weighted-average number of the Company’s Class A Common Stock, ExchangeCo Shares, and vested pre-funded warrants issued and outstanding, excluding the contingently issuable earnout shares related to the CFVI Business Combination (see Note 16), which are held in escrow, for the three and nine months ended September 30, 2026 and 2025. Shares of the Company’s Class D Common Stock do not share in earnings and are not participating securities (i.e., non-economic shares) and therefore have been excluded from the calculation of weighted-average number of shares outstanding.

Diluted loss per share is computed, giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

19. Commitments and Contingencies

The Company has non-cancelable contractual commitments of approximately $253 million as of September 30, 2026, which are primarily related to programming and content, leases, capital expenditures and other data center–related costs, and other service arrangements. The majority of these commitments will be paid over five years, commencing in 2026.

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

Furthermore, many of the Company’s agreements with its customers and partners require the Company to indemnify them for certain intellectual property infringement claims against them, which would increase costs as a result of defending such claims, and may require that the Company pay significant damages if there were an adverse ruling in any such claims. Customers and partners may discontinue the use of the Company’s services and technologies as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact the business.

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. As of September 30, 2026, there were no material indemnification claims that were probable or reasonably possible.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

19. Commitments and Contingencies (Continued)

In September 2025, Decentric Europe B.V., a wholly owned subsidiary of Northern Data (“Decentric”), received a proposed decision from the Swedish Tax Agency (“STA”) concerning the deduction of input VAT claimed for the period January 2021 to December 2022. In the proposed decision, the STA asserted that certain activities performed at the Boden site constituted cryptocurrency mining activities that it considers to be outside the scope of VAT, and therefore proposed to deny the deduction of input VAT previously claimed. The proposed assessment amounted to approximately SEK 300 million (approximately USD 31 million), including any potential penalties and excluding interest.

Northern Data has formally disputed the proposed decision and submitted a comprehensive response to the STA on December 1, 2025, supported by external tax, accounting and legal advisors. Northern Data’s position is that the relevant activities involved the provision of infrastructure and related services to third parties, which Northern Data’s management considers to constitute taxable supplies under Swedish VAT legislation. Northern Data management also considers that certain conclusions reflected in the proposed decision may have been drawn from incomplete operational data and assumptions that do not fully reflect the underlying commercial arrangements.

On March 30, 2026, the STA issued its final decision to Decentric, claiming a total amount of SEK 335,579,058 (approximately USD 35 million); this amount is divided into VAT (SEK 250 million), surcharge (SEK 50 million), and interest (SEK 35 million). This is the same amount stated in the proposed decision, to which interest of SEK 29,480,221 (approximately USD 3 million) for FY21 and SEK 5,730,112 (approximately USD 1 million) for FY22 were added. Decentric filed a request for payment deferral, which remained unanswered by the time the payment of the tax and surcharge was due and paid on May 12, 2026. In substance, the final decision was in large parts the same as the proposed decision.

In its response on May 13, 2026, the STA stated that it will still consider Decentric’s request for deferral and hold off on its mandatory reassessment of its final decision if Decentric files an appeal no later than May 19, 2026. Decentric filed a blanket appeal within this deadline. The STA subsequently confirmed that Decentric may supplement its appeal by July 31, 2026. It further confirmed that until then it would hold off on its mandatory reassessment of the final decision. The STA granted the payment deferral request on May 21, 2026 and the previous payment of tax, surcharge, and interest was repaid by the STA on October 8, 2026, with an additional SEK 1.3 million in interest. Decentric submitted its grounds for appeal on July 31, 2026.

In March 2026, Hydro66 Svenska AB (“Hydro Svenska”), a wholly-owned indirect subsidiary of Northern Data, received a separate proposed decision covering the period January 2021 to September 2024 concerning the deduction of input VAT. The STA asserts that certain activities constituted cryptocurrency mining activities outside the scope of VAT and that Hydro Svenska had not supplied a taxable colocation service but instead a VAT exempt letting of premises. The STA therefore proposed to deny the deduction of input VAT previously claimed. The proposed assessment amounted to approximately SEK 218 million (approximately USD 22 million), including any potential penalties and excluding interest. Hydro66 Svenska’s response to the STA proposed decision was submitted on April 17, 2026. The STA issued a final decision on June 22, 2026. The STA upheld its previous proposed decision in substance. Hydro Svenska was to pay SEK 208,828,368 (approximately USD 21 million) by July 27, 2026. This amount is divided into VAT (SEK 165 million), surcharge (SEK 25 million), and interest (SEK 19 million). On July 13, 2026, Hydro Svenska filed a blanket appeal and an application for a deferral of payment. The STA granted the payment deferral on July 29, 2026. Hydro Svenska submitted its grounds for appeal on October 23, 2026.

In October 2026, the STA issued a separate proposed decision against Hydro66 Services AB (“Hydro Services”), a wholly-owned indirect subsidiary of Northern Data, concerning the deduction of input VAT. Although the STA’s audit extends up to and including September 2024, the proposed decision only covers the period January 2021 to June 2024, and the STA has not stated why the period July to September 2024 was not addressed. The STA asserts that, consistent with its position in the Hydro Svenska proceeding, Hydro Svenska supplied a VAT exempt letting of premises rather than a taxable colocation service, so that the VAT invoiced by Hydro Svenska to Hydro Services was wrongly charged and cannot be deducted by Hydro Services. The proposed assessment amounted to SEK 11,340,641 (approximately USD 1.1 million), divided into denied input VAT (SEK 10,800,623, approximately USD 1.1 million) and tax surcharges (SEK 540,018, approximately USD 0.05 million). No interest has been added at the proposed decision stage. Hydro Services disputes the proposed decision and will submit a response to the STA by November 25, 2026.

As to each of the above matters, the Company believes it has meritorious defenses to the claims asserted and intends to defend itself vigorously. However, litigation is inherently unpredictable, and we cannot predict the outcome of these matters. At this time, we cannot reasonably estimate the possible loss or range of loss, if any, and accordingly no liability has been recorded, nor can the Company reliably determine the fair value of any asset or liability that may ultimately arise from these matters under the business combination accounting guidance. Accordingly, no additional liability has been recorded in the condensed consolidated interim financial statements.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

20. Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 3	Level 1	Level 3	Level 3
	Digital Assets - Bitcoin	Digital Assets - Other	Warrant Liability	Funding Arrangement Derivative Asset	Derivative Liabilities
Balance, December 31, 2025	$18,450,362	$-	$15,609,327	$-	$-
Acquired/ issued in business combination	5,303,008	3,245,480	-	-	7,151,421
Sale of digital assets	(15,284,386)	-	-		-
Settlement through issuance of Class A Common Stock	-	-	-	2,069,714	-
Change in fair value	(463,440)	-	(1,931,381)	(2,062,114)	(758,816)
Changes in currency translation	(93,805)	(66,080)	-	-	(149,294)
Balance, September 30, 2026	$7,911,739	$3,179,400	$13,677,946	$7,600	$6,243,311

Digital assets

Digital assets arose from our Bitcoin investment. Changes in fair value of digital assets reflect gains or losses arising from the remeasurement of our bitcoin investment based on an exchange quoted price. Refer to Note 8.

Other digital assets include eIOU tokens which were acquired as part of the ND Business Combination (see Note 3) and are classified within Level 3 of the fair value hierarchy.

Warrant liability

Warrant liability consists of warrants issued by the Company in public offerings, private placements, and forward purchase contracts. As of September 30, 2026, and December 31, 2025, the number of warrants outstanding was 8,046,040 and 8,046,045, respectively, with a weighted-average exercise price of $11.50. The warrants are exercisable and will expire on September 16, 2027, or earlier upon redemption or liquidation. All warrants are publicly traded.

Funding arrangement

The funding arrangement was entered into in connection with the ND Business Combination (see Note 3) and is classified within Level 3 of the fair value hierarchy. The fair value was estimated using a two-step valuation approach consisting of a Monte Carlo Simulation (“MCS”) analysis and a scenario-based probability-weighted analysis. The key Level 3 inputs included expected equity volatility in the MCS analysis, and simulated stock price, the probability and amount of the funding arrangement qualifying for drawdown prior to its expiry on December 17, 2028, in the scenario-based probability-weighted analysis.

Derivative liabilities

The Company determined that the convertible notes payable have embedded derivatives and the liability is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy. The fair value is estimated using the binomial lattice methodology based on a modified Cox-Ross-Rubenstein approach that incorporates the following inputs as of September 30, 2026:

Share price	$7.56
EUR/USD FX rate	$1.1355 per € 1
Volatility	80%
Risk-free rate	3.26%
Credit spread	3.88%
Risk-adjusted rate	7.14%
Dividend rate	0%

EURIBOR EURIBOR	forward curve data

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

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

The Company is exposed to credit risk in the event of default by its customers. Accounts receivable are recorded at the invoiced amount, do not bear interest, and do not require collateral. For the three months ended September 30, 2026, five customers each accounted for 10% or more of the Company’s total revenue and collectively represented $65,915,057 or 68% of total revenue. For the nine months ended September 30, 2026, three customers each accounted for 10% or more of the Company’s total revenue and collectively represented $53,741,253 or 33% of total revenue. For the three and nine months ended September 30, 2025, no single customer accounted for 10% or more of the Company’s total revenue. As of September 30, 2026, three customers accounted for 59% of the Company’s total accounts receivable. As of December 31, 2025, no single customer represented 10% or more of the Company’s total accounts receivable.

22. Related Party Transactions

The Company’s related parties include directors, shareholders and key management.

The Company is party to a secondment arrangement under which certain members of key management personnel are assigned to perform services for a subsidiary. In connection with this arrangement, the Company paid payroll taxes of $52,855 and $578,080 on behalf of these key management personnel during the three months ended September 30, 2026 and 2025, respectively. In connection with this arrangement, the Company paid payroll taxes of $281,352 and $845,727 on behalf of these key management personnel during the nine months ended September 30, 2026 and 2025, respectively. These amounts are recoverable from the individuals upon their receipt of a corresponding refund from the applicable tax authority. As of September 30, 2026 and December 31, 2025, accounts receivable from key management personnel were $1,236,030 and $1,630,891, respectively.

The Company entered into an advertising and marketing services agreement with Tether, a related party, under which Tether has committed to purchase advertising and marketing services of $50 million per year over a two-year period commencing February 16, 2026.

Revenue recognized from Tether and its subsidiaries mainly relates to advertising and marketing services provided under this agreement as well as other services provided to Tether and its subsidiaries. The Company recognized revenue of $12,871,803 and $nil for the three months ended September 30, 2026 and 2025, respectively. The Company recognized revenue of $19,602,663 and $987,500 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had accounts receivable from Tether of $12,783,755 and $nil, respectively.

On June 17, 2026, the Company issued 4,599,365 pre-funded warrants to Tether upon exercising the funding arrangement entered into in connection with the acquisition of NDAG. The funding arrangement is exercisable until December 17, 2028 and can be drawn upon under certain situations related to the VAT matter (see Note 3 and 19).

On June 18, 2026, the Company issued a euro-denominated note payable to Tether. The note matures in five years from issuance and bears interest at EURIBOR plus 3.0%. The note includes a holder-conversion option that may be settled in the Company’s Class A Common Stock or pre-funded warrants, which has been accounted for as a bifurcated embedded derivatives and is remeasured at fair value each reporting period. Refer to Note 14 for further details.

On September 30, 2026, pursuant to the arrangement under the Transaction Support Agreement (see Note 16), the Company issued an additional 16,744,307 pre-funded warrants to Tether exercisable into shares of the Company’s Class A Common Stock in exchange for 8,256,155 NDAG shares that were acquired by Tether.

The Company is the licensee under a limited-use license agreement with a significant shareholder under which it is provided for, nil consideration, certain source code that is used in operations.

The Company has a vendor relationship with Cosmic Inc. and Kosmik Development Skopje doo (“Cosmic”) to provide content moderation and software development services. Cosmic is controlled by Mr. Pavlovski and Mr. Milnes, each of whom holds a significant number of shares of the Company’s capital stock. The Company incurred related party expenses for these services of $1,065,073 and $829,617 during the three months ended September 30, 2026 and 2025, respectively. The Company incurred related party expenses for these services of $2,973,898 and $2,391,651 during the nine months ended September 30, 2026 and 2025, respectively. Accounts payable and accrued liabilities for personnel services were $364,603 and $300,694 as of September 30, 2026 and December 31, 2025, respectively.

There were no other related party transactions during these periods.

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

23. Segment and Geographic Information

In connection with the ND Business Combination, the Company changed its internal organizational and reporting structure to reflect the manner in which the chief operating decision maker (“CODM”) evaluates operating results and allocates resources. As a result, the Company determined that it has two reportable segments: Rumble and Quake AI. Prior to the third quarter of 2026, the Company operated as one reportable segment, and accordingly, prior-period segment information has been recast to conform to the current-period presentation.

The Company reports segment results as Rumble and Quake AI:

●	Rumble includes our video-sharing platform and related products and services, including Rumble Premium and Locals. Rumble generates revenues primarily from advertising on our platform and third-party publisher network, subscriptions and platform hosting fees, content licensing, and tipping, as well as cloud computing, infrastructure, and colocation services provided using excess capacity on Rumble’s servers.

●	Quake AI includes our cloud and AI infrastructure offerings that it owns, delivers, and manages. Quake AI primarily generates revenues from GPU cloud computing services, which we provide either as reserved capacity, where customers contract for dedicated computing capacity for their exclusive use over the contract term, or as on-demand capacity, where customers are billed based on actual usage at contractual rates. Cloud revenues also include data center hosting and colocation services.

Corporate primarily include compensation for executive management and certain shared services personnel, costs related to enterprise-wide stewardship, governance and other public-company activities, acquisition-related transaction costs, and other operating expenses not directly attributable or reasonably allocable to a segment.

Revenues and expenses that are directly identifiable with a segment are attributed to that segment based on the underlying economic activity and the business that controls or benefits from the activity. Certain costs and expenses benefit more than one segment or are managed centrally. These shared costs, including certain personnel, facilities, depreciation, and amortization costs, are allocated using reasonable and consistently applied methods that reflect the costs incurred or benefits received. Allocation methods include headcount, usage, or other relevant operational drivers.

The Company’s CODM is its chief executive officer, who reviews financial information to make decisions regarding how to allocate resources and assess performance. The CODM assesses performance and decides how to allocate resources based on Adjusted EBITDA. Adjusted EBITDA is used to monitor budget versus actual results in an effort to refine forecasts, control costs, and pricing strategies. The CODM does not evaluate operating segments using asset information.

The following presents selected financial information with respect to the Company’s reportable segments:

	Three months ended September 30, 2026				Three months ended September 30, 2025
	Rumble	Quake AI	Corporate	Total	Rumble	Quake AI	Corporate	Total
Revenues	$28,412,770	$68,164,982	$-	$96,577,752	$24,762,445	$-	$-	$24,762,445

Expenses
Cost of services (content, hosting and other)	(26,039,729)	(30,032,850)	-	(56,072,579)	(24,247,855)	-	-	(24,247,855)
General and administrative	(3,971,758)	(13,118,055)	(5,245,791)	(22,335,604)	(4,144,785)	-	(3,326,333)	(7,471,118)
Research and development	(4,083,584)	(1,563,741)	(1,127,842)	(6,775,167)	(2,793,831)	-	(752,077)	(3,545,908)
Sales and marketing	(5,447,868)	(967,912)	(568,771)	(6,984,551)	(4,181,546)	-	(413,512)	(4,595,058)
Adjusted EBITDA	$(11,130,169)	$22,482,424	$(6,942,404)	$4,409,851	$(10,605,572)	$-	$(4,491,922)	$(15,097,494)

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

23. Segment and Geographic Information (Continued)

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
	Rumble	Quake AI	Corporate	Total	Rumble	Quake AI	Corporate	Total
Revenues	$84,146,709	$78,257,575	$-	$162,404,284	$73,553,866	$-	$-	$73,553,866

Expenses
Cost of services (content, hosting and other)	(77,587,063)	(32,941,863)	-	(110,528,926)	(78,263,323)	-	-	(78,263,323)
General and administrative	(12,318,280)	(17,813,134)	(13,342,437)	(43,473,851)	(14,823,974)	-	(11,711,999)	(26,535,973)
Research and development	(11,771,320)	(1,701,060)	(3,628,620)	(17,101,000)	(8,958,135)	-	(2,661,331)	(11,619,466)
Sales and marketing	(21,374,526)	(1,089,313)	(2,011,318)	(24,475,157)	(14,000,461)	-	(1,400,601)	(15,401,062)
Adjusted EBITDA	$(38,904,480)	$24,712,205	$(18,982,375)	$(33,174,650)	$(42,492,027)	$-	$(15,773,931)	$(58,265,958)

A reconciliation of the Company’s single measure of segment profitability, Adjusted EBITDA, to loss before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA:
Rumble	$(11,130,169)	$(10,605,572)	$(38,904,480)	$(42,492,027)
Quake AI	22,482,424	-	24,712,205	-
Corporate	(6,942,404)	(4,491,922)	(18,982,375)	(15,773,931)
	4,409,851	(15,097,494)	(33,174,650)	(58,265,958)
Adjustments:
Amortization and depreciation	(85,184,021)	(3,880,492)	(105,451,787)	(10,775,361)
Share-based compensation expense	(6,358,687)	(5,383,691)	(18,723,020)	(19,447,788)
Interest income (expense), net	(3,686,718)	2,896,649	(1,058,653)	7,979,880
Other income (expense)	(1,543,669)	46,901	(6,898,285)	(476)
Change in fair value of warrants liability	603,453	8,936,773	1,931,381	24,379,616
Change in fair value of digital assets	6,038,100	1,456,388	(463,440)	4,949,413
Change in fair value of derivative	(1,587,289)	-	(1,303,298)	9,700,000
Acquisition-related transaction costs	(3,545,525)	(5,236,796)	(36,707,170)	(7,624,901)
Loss before income taxes	$(90,854,505)	$(16,261,762)	$(201,848,922)	$(49,105,575)

RUM Group Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025

23. Segment and Geographic Information (Continued)

The following presents revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

United States	$53,214,797	$23,116,540	$104,740,773	$67,422,048
El Salvador	12,985,485	-	19,786,399	740,482
Luxembourg	15,591,230	-	18,072,184	-
United Kingdom	11,522,932	51,188	13,291,555	115,733
Canada	284,945	229,141	918,166	993,779
Other	2,978,363	1,365,576	5,595,207	4,281,824
	$96,577,752	$24,762,445	$162,404,284	$73,553,866

The Company tracks assets by physical location. Long-lived assets consists of property and equipment, net, and right-of-use assets, net, are shown below:

	As of September 30, 2026	As of December 31, 2025
Norway	$233,894,541	$-
Sweden	239,945,434	-
United Kingdom	165,555,717	-
United States	170,281,264	16,611,488
Portugal	143,850,489	-
Netherlands	78,462,974
Other	2,443,896	1,435,911
	$1,034,434,315	$18,047,399

24. Subsequent Events

On October 14, 2026, the Company sold 94.68 Bitcoin (representing all of its remaining Bitcoin) for aggregate proceeds of $7,755,736.

The Company’s management reviewed all material events through the date these condensed consolidated interim financial statements were issued, and there were no material subsequent events other than those disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with RUM Group Inc’s (“RUM” or the “Company”) unaudited condensed consolidated interim financial statements and the related notes included in Item 1 of Part I of this Quarterly Report and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and those discussed in our other filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Overview

RUM is a holding company that operates through two reportable segments: Rumble and Quake AI. The Rumble segment operates an online video platform that enables creators to manage, distribute, and monetize their content by connecting them with brands, publishers, and directly with their subscribers and followers. The Quake AI segment operates the Company’s cloud and AI infrastructure business, providing compute, data center capacity, and related blockchain infrastructure services.

Our registered office is 444 Gulf of Mexico Drive, Longboat Key, Florida, 34228. Our shares of Class A Common Stock and warrants are traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “RUM” and “RUMBW,” respectively.

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

On November 10, 2025, the Company announced a $100 million advertising commitment from Tether, representing a $50 million advertising commitment per year over a two-year period beginning in the first quarter of 2026.

On June 4, 2026, the Company announced that it had entered into a multi-year agreement under which Together AI will purchase dedicated GPU cloud capacity powered by NVIDIA HGX B300 systems.

On June 17, 2026, the Company consummated the ND Business Combination and in connection therewith, acquired approximately 85% of Northern Data’s outstanding shares. Refer to Note 3, Business Combinations, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

On September 30, 2026, the Company acquired additional Northern Data shares from Tether pursuant to the Tether Transaction Support Agreement, increasing its ownership to approximately 98% of Northern Data’s outstanding shares. Subsequent to the quarter end, the Company submitted a formal squeeze-out request to Northern Data to acquire the remaining outstanding shares pursuant to a squeeze-out under the German Stock Corporation Act.

Given favorable market conditions and Northern Data’s reported near capacity GPU utilization, the Company and Tether mutually agreed, at the time of the closing of the Northern Data acquisition in June 2026, not to enter into the customer agreement originally contemplated by the Tether Transaction Support Agreement which would have provided for the purchase by Tether of GPU services in an amount up to $75 million per year over a two-year initial term at a fixed price per GPU hour, which price would have represented a significant discount to current prevailing GPU rates.

On August 24, 2026, the Company announced that an affiliate of the Company entered into a commercial agreement with an unaffiliated U.S.-based cloud customer for access to GPUs and GPU services at the Company’s Maysville, GA site, which is under development, for a six-year term and an aggregate order value of approximately $13.7 billion. In connection with the agreement, the Company entered into a binding term sheet for a warrant, which was later documented in a warrant dated September 30, 2026, to purchase up to 50,808,408 shares of the Company’s Class A Common Stock.

Revenues

We generate revenues from advertising, other services, and cloud.

Rumble

Advertising fees are generated by delivering digital video and display advertisements as well as cost-per-message-read advertisements. Digital video and display advertisements are placed on Rumble and third-party publisher websites or mobile applications. Customers pay for advertisements either directly or through relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions such as clicks or purchases taken by our users.

Other services include subscription fees from consumer products, such as Rumble Premium, Locals and badges; revenues from content licensed by third parties and pay-per-view offerings; and fees from tipping and platform hosting. The Company generates cloud revenues from cloud computing, infrastructure and colocation services provided using excess capacity on Rumble’s servers.

Quake AI

Cloud revenues are generated primarily from GPU cloud computing services, which we provide either as reserved capacity, where customers contract for dedicated computing capacity for their exclusive use over the contract term, or as on-demand capacity, where customers are billed based on actual usage at contractual rates. Cloud revenues also include data center hosting and colocation services.

Refer to Note 2, Summary of Significant Accounting Policies, to the Company’s condensed consolidated interim financial statements included in this Quarterly Report and the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2025 (the “Annual Financial Statements”).

Expenses

Expenses primarily include cost of services, general and administrative, research and development, sales and marketing, acquisition-related transaction costs, amortization and depreciation, and change in fair value of digital assets. The most significant components of our expenses on an ongoing basis are amortization and depreciation, programming and content, data center costs, and staffing-related costs.

We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of expenses will increase in absolute dollar amounts for the foreseeable future.

Cost of Services (Exclusive of Amortization and Depreciation)

Cost of services consists of costs related to obtaining, supporting and hosting the Company’s product offerings. These costs primarily include:

●	Programming and content costs related to compensation, including share-based compensation, from whom video and other content are licensed. These costs are paid to these providers based on revenues generated or in fixed amounts. In certain circumstances, we incur additional costs related to incentivizing top content creators to promote and join our platform;

●	Data center costs, including lease costs for our data center facilities, electricity and other utilities, onsite support services, software and storage costs, repairs and maintenance, and other costs incurred to operate our cloud and AI infrastructure; and

●	Other cost of services, such as third-party hosting, bandwidth, networking and support service costs, as well as payment processing fees and costs paid to publishers.

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

Interest Income (Expense), Net

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

Change in Fair Value of Warrant Liability

We account for our outstanding warrants in accordance with ASC 815-40, under which the warrants issued in connection with the CFVI Business Combination do not meet the criteria for equity classification, and must be recorded as liabilities. As these warrants meet the definition of a liability under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change.

Change in Fair Value of Derivative

The forward purchase contracts, as well as the embedded derivatives in both the notes payable and the funding arrangement entered into in connection with the ND Business Combination, do not meet the criteria for equity classification and must be recorded as liabilities in accordance with guidance contained in ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815-40”). Because these derivatives meet the definition of a liability under ASC 815, Derivatives and Hedging (“ASC 815”), they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the consolidated statement of operations in the applicable period of change.

Income Tax (Expense)

Income tax expense consists of the estimated federal, state, and foreign income taxes incurred in the U.S. and other jurisdictions in which we operate.

Deferred Tax Benefit

Deferred tax benefit represents the net change in our deferred tax assets and liabilities. It arises from temporary differences between the financial reporting bases and tax bases of assets and liabilities, as well as from net operating loss carryforwards and other tax attributes.

Results of Operations

The following table sets forth our results of operations data for the periods presented:

Comparisons for three months ended September 30, 2026 and 2025:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the three months ended September 30, 2026 and 2025 and the dollar and percentage change between the two periods:

For the three months ended September 30,	2026	2025	Variance ($)	Variance (%)

Revenues	$96,577,752	$24,762,445	$71,815,307	290%

Expenses
Cost of services (content, hosting and other)	$57,186,000	$25,219,331	$31,966,669	127%
General and administrative	25,926,872	10,492,008	15,434,864	147%
Research and development	7,723,475	4,455,354	3,268,121	73%
Sales and marketing	7,690,241	5,076,937	2,613,304	51%
Acquisition-related transaction costs	3,545,525	5,236,796	(1,691,271)	(32)%
Amortization and depreciation	85,184,021	3,880,492	81,303,529	2,095%
Changes in fair value of digital assets	(6,038,100)	(1,456,388)	(4,581,712)	315%
Total expenses	181,218,034	52,904,530	128,313,504	243%
Loss from operations	(84,640,282)	(28,142,085)	(56,498,197)	201%
Interest income (expense), net	(3,686,718)	2,896,649	(6,583,367)	(227)%
Other income (expense)	(1,543,669)	46,901	(1,590,570)	(3,391)%
Change in fair value of warrant liability	603,453	8,936,773	(8,333,320)	(93)%
Change in fair value of derivative	(1,587,289)	-	(1,587,289)	NM
Loss before income taxes	(90,854,505)	(16,261,762)	(74,592,743)	459%
Income tax expense	(1,844,628)	-	(1,844,628)	NM
Deferred tax benefit	2,844,687	-	2,844,687	NM
Net loss	$(89,854,446)	$(16,261,762)	$(73,592,684)	453%

*	NM - Percentage change not meaningful.

Revenues

Revenues increased by $71.8 million to $96.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting higher Rumble revenues and the contribution of Quake AI.

Rumble revenues increased by $3.6 million, driven by a $5.6 million increase in advertising revenue, partially offset by a $2.0 million decrease in other services revenue. The decrease in other services revenue reflected a $1.2 million decrease in subscription revenue and a $0.8 million decrease in licensing, platform hosting fees and other revenues.

Quake AI contributed revenues of $68.2 million for the three months ended September 30, 2026 compared to $nil for the three months ended September 30, 2025, as Northern Data, acquired on June 17, 2026, reported a full quarter of results for the first time. Quake AI revenues were generated from GPU cloud computing services, provided on a reserved or on-demand basis, as well as data center hosting and colocation services.

Cost of Services

Cost of services increased by $32.0 million to $57.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was attributable to $30.0 million of Quake AI data center costs and $3.1 million of higher programming and content costs, partially offset by a $1.1 million decrease in other cost of services.

General and Administrative Expenses

General and administrative expenses increased by $15.4 million to $25.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by the acquisition of Northern Data, which contributed $11.0 million of payroll and related expenses and other administrative costs. Excluding Northern Data, the remaining variance reflects a $3.0 million increase in professional fees, a $0.8 million increase in payroll and related expenses and a $0.6 million increase in other administrative costs.

Research and Development Expenses

Research and development expenses increased by $3.3 million to $7.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due to an increase in payroll and related expenses of $1.8 million, of which $0.8 million was attributable to Northern Data, and higher costs associated with computer software, hardware, and other expenditures used in research and development-related activities of $1.5 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.6 million to $7.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was attributable to $2.0 million of higher payroll and related expenses, including $0.7 million from Northern Data, $0.4 million in higher marketing and public relations spending, and $0.2 million in other sales and marketing-related expenditures.

Acquisition-related Transaction Costs

Acquisition-related transaction costs decreased by $1.7 million to $3.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease reflects lower professional fees and other expenses incurred in connection with acquisition-related initiatives following the closing of the Northern Data acquisition.

Amortization and Depreciation

Amortization and depreciation increased by $81.3 million to $85.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was attributable to $80.8 million of depreciation and amortization related to Northern Data, including the amortization and depreciation of fair value adjustments to intangible assets and property and equipment recognized in the acquisition, and $0.5 million of higher depreciation and amortization of Rumble’s property and equipment and intangible assets.

Change in Fair Value of Digital Assets

Change in fair value of digital assets increased by $4.6 million, resulting in a gain of $6.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change in fair value of digital assets reflects the remeasurement of our Bitcoin investment to its fair value at each reporting period.

Interest Income (Expense), Net

Interest income (expense), net decreased by $6.6 million, resulting in a loss of $3.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was attributable to $5.5 million of interest expense on the note payable to Tether and a $1.8 million decrease in interest income from our investments in money market funds, treasury bills and term deposits, partially offset by additional interest income generated in connection with the acquisition of Northern Data.

Other Income (Expense)

Other income (expense) decreased by $1.6 million, resulting in a loss of $1.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was driven by foreign currency fluctuations arising from the remeasurement of monetary balances denominated in currencies other than the respective entities’ functional currencies.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $8.3 million, resulting in a gain of $0.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The warrant liability arose in connection with the warrants offered as part of the CFVI Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability was measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of the warrant liability was directly attributable to changes in the trading price of the Company’s warrants.

Change in Fair Value of Derivative

Change in fair value of derivative decreased by $1.6 million, resulting in a loss of $1.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in the change in fair value of derivative reflects a loss in the current period on the remeasurement of the embedded derivatives in both the notes payable and the funding arrangement entered into in connection with the acquisition of Northern Data.

Comparisons for nine months ended September 30, 2026 and 2025:

The following table sets forth our unaudited condensed consolidated interim statements of operations for the nine months ended September 30, 2026 and 2025 and the dollar and percentage change between the two periods:

For the nine months ended September 30,	2026	2025	Variance ($)	Variance (%)

Revenues	$162,404,284	$73,553,866	$88,850,418	121%

Expenses
Cost of services (content, hosting and other)	$114,790,250	$81,797,812	$32,992,438	40%
General and administrative	52,650,983	38,792,062	13,858,921	36%
Research and development	20,258,664	14,070,349	6,188,315	44%
Sales and marketing	26,602,057	16,607,389	9,994,668	60%
Acquisition-related transaction costs	36,707,170	7,624,901	29,082,269	381%
Amortization and depreciation	105,451,787	10,775,361	94,676,426	879%
Changes in fair value of digital assets	463,440	(4,949,413)	5,412,853	(109)%
Total expenses	356,924,351	164,718,461	192,205,890	117%
Loss from operations	(194,520,067)	(91,164,595)	(103,355,472)	113%
Interest income (expense), net	(1,058,653)	7,979,880	(9,038,533)	(113)%
Other income (expense)	(6,898,285)	(476)	(6,897,809)	NM
Change in fair value of warrant liability	1,931,381	24,379,616	(22,448,235)	(92)%
Change in fair value of derivative	(1,303,298)	9,700,000	(11,003,298)	(113)%
Loss before income taxes	(201,848,922)	(49,105,575)	(152,743,347)	311%
Income tax expense	(2,051,768)	(31,310)	(2,020,458)	6,453%
Deferred tax benefit	2,840,689	-	2,840,689	NM
Net loss	$(201,060,001)	$(49,136,885)	$(151,923,116)	309%

*	NM - Percentage change not meaningful.

Revenues

Revenues increased by $88.9 million to $162.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting higher Rumble revenues and the contribution of Quake AI.

Rumble revenues increased by $10.6 million, driven by a $11.3 million increase in advertising revenue, partially offset by a $0.7 million decrease in other services revenue. The decrease in other services revenue reflected a $0.5 million decrease in subscription revenue and a $0.2 million decrease in licensing, platform hosting fees and other revenues.

Quake AI contributed revenues of $78.3 million for the nine months ended September 30, 2026 compared to $nil for the nine months ended September 30, 2025, reflecting Northern Data’s results from the acquisition date of June 17, 2026 through September 30, 2026. Quake AI revenues were generated from GPU cloud computing services, provided on a reserved or on-demand basis, as well as data center hosting and colocation services.

Cost of Services

Cost of services increased by $33.0 million to $114.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was attributable to $32.9 million in Quake AI data center costs and $2.9 million of higher programming and content costs, partially offset by a $2.8 million decrease in other cost of services.

General and Administrative Expenses

General and administrative expenses increased by $13.9 million to $52.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by the acquisition of Northern Data, which contributed $16.1 million of payroll and related expenses and other administrative costs. Excluding Northern Data, general and administrative expenses decreased by $2.2 million, which was attributable to a $4.9 million reduction in payroll and related expenses, partially offset by a $1.0 million increase in professional fees and a $1.7 million increase in other administrative expenses. The decrease in payroll and related expense was attributable to the absence of prior-year one-time items, including a one-time $4.8 million increase in compensation costs related to the departures of an executive and a director; a one-time $2.3 million increase in payroll taxes associated with stock options exercised related to the tender offer in the first quarter of 2025 stemming from the strategic investment from Tether; offset by a $1.7 million decrease in share-based compensation in the first quarter of 2025 related to contingent shares issued in connection with the Callin acquisition. The remaining variance was attributable to higher payroll and related expenses.

Research and Development Expenses

Research and development expenses increased by $6.2 million to $20.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to an increase in payroll and related expenses of $3.6 million, including $0.8 million from Northern Data, and higher costs associated with computer software, hardware, and other expenditures used in research and development-related activities of $2.6 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $10.0 million to $26.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was attributable to $5.0 million in higher marketing and public relations spending, $4.2 million of higher payroll and related expenses, including $0.9 million from Northern Data, and $0.8 million from other sales and marketing-related expenditures.

Acquisition-related Transaction Costs

Acquisition-related transaction costs increased by $29.1 million to $36.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by professional fees and other expenses incurred in connection with acquisition-related initiatives.

Amortization and Depreciation

Amortization and depreciation increased by $94.7 million to $105.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was attributable to $92.9 million of amortization and depreciation related to Northern Data, including the amortization and depreciation of fair value adjustments to intangible assets and property and equipment recognized in the acquisition, and $1.8 million of higher depreciation and amortization of Rumble’s property and equipment and intangible assets.

Change in Fair Value of Digital Assets

Change in fair value of digital assets increased by $5.4 million, resulting in a loss of $0.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change in fair value of digital assets reflects the remeasurement of our Bitcoin investment to its fair value at each reporting period.

Interest Income (Expense), Net

Interest income (expense), net decreased by $9.0 million, resulting in a loss of $1.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was attributable to $6.5 million in interest expense on the note payable to Tether and a $3.4 million decrease in interest income from our investments in money market funds, treasury bills and term deposits, partially offset by additional interest income generated in connection with the acquisition of Northern Data.

Other Income (Expense)

Other income (expense) decreased by $6.9 million, resulting in a loss of $6.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was driven by foreign currency fluctuations arising from the remeasurement of monetary balances denominated in currencies other than the respective entities’ functional currencies.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $22.4 million, resulting in a gain of $1.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The warrant liability arose in connection with the warrants offered as part of the CFVI Business Combination. As these warrants meet the classification of a financial liability in accordance with ASC 815-40, the related warrant liability was measured at its fair value, determined in accordance with ASC 820, at each reporting period. The fair value of this warrant liability was measured using the fair value of the Company’s warrants listed on the Nasdaq. The decrease in the change in fair value of warrant liability was directly attributable to changes in the trading price of the Company’s warrants.

Change in Fair Value of Derivative

Change in fair value of derivative decreased by $11.0 million, resulting in a loss of $1.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease reflects a net loss in the current period on the remeasurement of the embedded derivatives in both the notes payable and the funding arrangement entered into in connection with the ND Business Combination, compared to a gain in the prior-year period on the remeasurement of derivatives associated with forward purchase contracts entered into in connection with the Tether transaction, each classified as a financial liability under ASC 815-40 and measured at fair value in accordance with ASC 820.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and funds previously raised. The primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures.

As of September 30, 2026, our cash and cash equivalents balance was $134.4 million. Cash and cash equivalents consist of cash on deposit with banks and amounts held in money market funds, treasury bills, and term deposits.

Our corporate treasury diversification strategy, under which we historically allocated a portion of excess cash reserves to bitcoin, reflected management’s view of bitcoin as a strategic asset. As of September 30, 2026, our bitcoin holdings were valued at $7.9 million and consisted of 94.68 bitcoin. Subsequent to September 30, 2026, we sold all of our remaining bitcoin (see Note 24 (Subsequent Events) to the condensed consolidated interim financial statements for additional information). Other digital assets held by the Company are generally not intended to be used as near-term sources of liquidity and are therefore excluded from this liquidity analysis.

As we have consistently stated, we are using a substantial portion of funds to acquire content by providing economic incentives to a small number of content creators. As of September 30, 2026, we entered into programming and content agreements with a minimum contractual cash commitment of approximately $28.0 million. A significant amount of these minimum contractual cash commitments will be paid over 12 to 36 months, commencing in 2026.

In addition, as our cloud infrastructure business continues to grow, we expect to undertake additional capital investments over time to support our operational and strategic objectives in this area.

The following table presents a summary of the unaudited condensed consolidated interim statements of cash flows for the nine months ended September 30, 2026 and 2025.

	Nine months ended September 30,
Net cash provided by (used in):	2026	2025	Variance ($)
Operating activities	$(113,828,759)	$(41,004,032)	$(72,824,727)
Investing activities	(13,436,253)	(22,894,527)	9,458,274
Financing activities	26,925,861	219,636,809	(192,710,948)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 primarily consisted of net loss adjusted for certain non-cash items, including $105.5 million in amortization and depreciation, $18.7 million in share-based compensation, $14.4 million in non-cash lease expense, $1.3 million in provision for credit losses, $1.3 million in losses from changes in the fair value of derivatives and $0.5 million in losses from changes in the fair value of digital assets, partially offset by $5.1 million in unrealized foreign exchange gains, $4.7 million in net trade and barter revenue and expense and $1.9 million in gains from changes in the fair value of warrants, as well as changes in operating assets and liabilities. The increase in net cash used in operating activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to changes in operating assets and liabilities and changes in net loss adjusted for certain non-cash items, primarily reflecting the inclusion of Northern Data’s operating results and working capital balances following the acquisition.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 consisted of $75.5 million in purchases of capital assets and $4.2 million in purchases of intellectual property, partially offset by $51.0 million in cash acquired in connection with the acquisition of Northern Data and $15.3 million in proceeds from the sale of digital assets. The decrease in net cash used in investing activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to cash acquired in connection with the acquisition of Northern Data and proceeds from the sale of digital assets, compared to purchases of digital assets in the prior year period. These decreases were partially offset by an higher purchases of capital assets and intellectual property.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 consisted of the issuance of $36.2 million in pre-funded warrants to purchase shares of Class A Common Stock, completed in connection with the acquisition of Northern Data. The transaction incurred $11.5 million in share issuance costs. Additionally, the net cash provided by financing activities includes $3.8 million from proceeds related to stock options exercised and employee stock purchase plan contributions, offset by $1.6 million in taxes paid from the net share settlement of share-based compensation. The decrease in net cash provided by financing activities compared to the nine months ended September 30, 2025 was due to the proceeds from the strategic investment from Tether in the prior year period, partially offset by the proceeds from the issuance of pre-funded warrants in connection with the acquisition of Northern Data as well as the proceeds from stock options exercised and employee stock purchase plan contributions.

Summary of Quarterly Results

Information for the most recent quarters presented is as follows:

	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025
Total revenue	$96,577,752	$40,366,736	$25,459,796	$27,068,454
Net loss	$(89,854,446)	$(80,935,185)	$(30,270,370)	$(32,693,477)

	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024
Total revenue	$24,762,445	$25,084,631	$23,706,790	$30,228,287
Net loss	$(16,261,762)	$(30,224,930)	$(2,650,193)	$(236,752,626)

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use certain non-U.S. GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-U.S. GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. We use the non-U.S. GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss) excluding interest income (expense), net, other income (expense), provision for income taxes, depreciation and amortization, share-based compensation expense, acquisition-related transaction costs, change in fair value of warrants, change in fair value of digital assets, and change in the fair value of derivative. The Company’s management believes that it is important to consider Adjusted EBITDA, in addition to net income (loss), as it helps identify trends in our business that could otherwise be masked by the effect of the gains and losses that are included in net income (loss) but excluded from Adjusted EBITDA.

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

Reconciliation of Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(89,854,446)	$(16,261,762)	$(201,060,001)	$(49,136,885)
Adjustments:
Amortization and depreciation	85,184,021	3,880,492	105,451,787	10,775,361
Share-based compensation expense	6,358,687	5,383,691	18,723,020	19,447,788
Interest (income) expense, net	3,686,718	(2,896,649)	1,058,653	(7,979,880)
Other (income) expense	1,543,669	(46,901)	6,898,285	476
Income tax expense	1,844,628	-	2,051,768	31,310
Deferred tax benefit	(2,844,687)	-	(2,840,689)	-
Change in fair value of warrants liability	(603,453)	(8,936,773)	(1,931,381)	(24,379,616)
Change in fair value of digital assets	(6,038,100)	(1,456,388)	463,440	(4,949,413)
Change in fair value of derivative	1,587,289	-	1,303,298	(9,700,000)
Acquisition-related transaction costs	3,545,525	5,236,796	36,707,170	7,624,901
Adjusted EBITDA	$4,409,851	$(15,097,494)	$(33,174,650)	$(58,265,958)

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

For further information on the summary of significant accounting policies and the effect on our unaudited condensed consolidated interim financial statements, see Note 2, Summary of Significant Accounting Policies, to the Company’s condensed consolidated interim financial statements included in this Quarterly Report and to the Annual Financial Statements.

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

Contingent Consideration Receivable

In connection with the acquisition of Northern Data, the Company recognized a contingent consideration receivable. A valuation was performed to determine the estimated fair value of the contingent consideration receivable using a scenario-weighted income approach that reflects four outcome scenarios and incorporates key unobservable inputs including scenario weightings, estimated selling dates, estimated selling prices, forecasted net profits, as well as changes in key market data such as foreign exchange rates, and weighted average cost of capital. Because these estimates require significant judgment in selecting and applying the underlying assumptions, the resulting fair value measurement may differ materially from the actual amounts ultimately realized.

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

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the Company’s condensed consolidated interim financial statements included in this Quarterly Report and the Annual Financial Statements.

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

Credit and Concentration Risk

We are exposed to credit risk on our cash, cash equivalents, and accounts receivable. We place cash and cash equivalents with financial institutions with high credit standing, and we place excess cash in money market funds, treasury bills, and term deposits. We are exposed to credit risk on our accounts receivable in the event of default by a customer. We bill our customers under customary payment terms and review customers for their creditworthiness. The term between invoicing and payment due date is not significant. For the three months ended September 30, 2026, five customers each accounted for 10% or more of the Company’s total revenue and collectively represented $65,915,057 or 68% of total revenue. For the nine months ended September 30, 2026, three customers each accounted for 10% or more of the Company’s total revenue and collectively represented $53,741,253 or 33% of total revenue. For the three and nine months ended September 30, 2025, no single customer accounted for 10% or more of the Company’s total revenue. As of September 30, 2026, three customers accounted for 59% of the Company’s total accounts receivable. As of December 31, 2025, no single customer represented 10% or more of the Company’s total accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk on our cash and cash equivalents. As of September 30, 2026, we had cash and cash equivalents of $134.4 million, consisting of investments in money market funds, treasury bills, and term deposits for which the fair market value would be affected by changes in the general level of interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on this review and evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

On June 17, 2026, we completed the ND Business Combination, as a result of which we acquired approximately 85% of Northern Data’s outstanding shares (see Note 3 to the condensed consolidated interim financial statements for additional information). We subsequently acquired additional shares of Northern Data, increasing our ownership to approximately 98% as of September 30, 2026. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year following the acquisition while integrating the acquired business. Accordingly, we have excluded Northern Data from our assessment of disclosure controls and procedures and internal control over financial reporting for the period covered by this report. We are in the process of integrating Northern Data into our internal control over financial reporting framework and expect to complete that integration within one year of the acquisition date.

Changes in Internal Control over Financial Reporting

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

Proceedings as Plaintiff

In January 2021, we filed an antitrust lawsuit against Google in the U.S. District Court for the Northern District of California, alleging that Google unlawfully gives an advantage to its YouTube platform over Rumble in search engine results and in the mobile phone market. The lawsuit seeks compensatory damages and injunctive relief. In June 2021, Google filed a partial motion to dismiss the lawsuit and a motion to strike; in July 2022, the court denied Google’s motion. Discovery has concluded, and the court heard argument on Google’s motion for summary judgment in February 2025. The trial was scheduled for July 7, 2025. On May 21, 2025, the court granted Google’s motion for summary judgment on statute of limitations grounds and dismissed the case. On June 18, 2025, the Company filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. In addition, the Company filed a notice of motion for an indicative ruling on a request for recusal and reassignment on the grounds that the District Court’s impartiality might reasonably be questioned in light of newly discovered facts. The District Court deferred ruling on that motion, leaving it to the Ninth Circuit Court of Appeals to render its determination. A determination has not yet been rendered and the appeal is ongoing.

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

Along with co-plaintiff Eugene Volokh, in December 2022, we filed a lawsuit in the U.S. District Court for the Southern District of New York to block the enforcement of New York State’s Social Media Law. In February 2023, the court granted our motion for a preliminary injunction, halting enforcement of the law. The New York Attorney General appealed that decision to the U.S. Court of Appeals for the Second Circuit. The Second Circuit sent certain questions regarding the interpretation of the law to the New York Court of Appeals. In June 2026, the State of New York Court of Appeals sided with the lower state court’s interpretation of the statute. The case is now back at the Second Circuit. The Second Circuit invited the parties to file supplemental letter briefs in light of the New York Court of Appeals decision, which the Company did on July 16, 2026. The appeal remains pending.

In November 2024, we filed a lawsuit against the California Attorney General and Secretary of State in the U.S. District Court for the Eastern District of California to enjoin the enforcement of AB 2655, a recently enacted state law regulating online platforms. The law would require online platforms to receive reports about posts related to elections, public officials, and candidates for office that are deemed “materially deceptive,” then remove or label the content. Our lawsuit was consolidated with similar lawsuits filed by other affected online platforms and content creators, and California agreed to stay enforcement of the law while litigation proceeded. The district court granted the Company’s summary judgment motion, ruling that Section 230 preempted AB 2655 and subsequently issued a permanent injunction against the enforcement of AB 2655. The state of California appealed. The appeal was fully briefed on May 11, 2026. We are waiting on the Ninth Circuit to schedule oral argument or issue a decision.

In February 2025, the Company filed a complaint and a request for a Temporary Restraining Order (“TRO”) in the U.S. District Court for the Middle District of Florida against Brazilian Supreme Court Justice Alexandre de Moraes related to content blocking orders issued by him against the Company. The court denied, without prejudice, the Company’s motion for a TRO on the grounds that the matter was not ripe for judicial review. The court noted that Justice Moraes’s pronouncements and directives had not been properly served on the Company, that the Company was not obligated to comply with such pronouncements and directives, and that no U.S. entity was required to enforce them. We filed an amended complaint on June 6, 2025 and a motion for alternative service on February 2, 2026. The motion for alternative service was granted. In June 2026, the country of Brazil filed a motion to intervene and a motion to dismiss in the action, which the Company is opposing. The case is ongoing.

In April 2025, along with Rebel News, we filed a lawsuit in the Ontario Superior Court of Justice against Canada, Canada Lands Company, and others alleging that the defendants tried to block two lawful and peaceful public gatherings celebrating free speech in the Toronto area in 2024. Certain parties have been removed from the action. The case is ongoing.

Proceedings as Defendant

In January 2022, we received notification of a lawsuit filed by Kosmayer Investment Inc. (“KII”) against the Company and Mr. Pavlovski in the Ontario Superior Court of Justice, alleging fraudulent misrepresentation in connection with KII’s decision to redeem its shares of the Company in August 2020. KII is seeking rescission of such redemption such that, following such rescission, KII would own 20% of the issued and outstanding shares of the Company or, in the alternative, damages for the lost value of the redeemed shares, which KII has alleged to be worth $419.0 million (based on the value ascribed to the shares of the Company in the CFVI Business Combination), together with other damages including punitive damages and costs. The case is currently in discovery.

In October 2024, plaintiff David Stebbins filed a lawsuit in the U.S. District Court for the District of Delaware naming Rumble Inc. and an unaffiliated entity doing business as “The Specter Report” as defendants. Mr. Stebbins, who is not represented by counsel, alleges six counts of copyright infringement and one count of slander and seeks injunctive relief and $900,000 in damages from the Company. We were never formally served with the lawsuit. The court dismissed the case against the Company in May 2025. The plaintiff appealed to the Third Circuit. On September 18, 2026, the Third Circuit dismissed Mr. Stebbins’s appeal of his case against the Company for lack of appellate jurisdiction.

In June 2025, we were served with a lawsuit from an individual named Michael Goldstein, alleging that the Company violated the California Invasion of Privacy Act by improperly disclosing personally identifiable information by way of the Facebook Pixel. The case was brought in a California state court. The case was removed to federal court in the U.S. District Court for the Central District of California. The Company filed a motion to dismiss on August 18, 2025, which the Court granted, with leave to amend. On December 5, 2025, the plaintiff filed his amended complaint and the Company filed its motion to dismiss on January 26, 2026. A hearing took place on April 20, 2026, pursuant to which the motion was denied. The Company’s answer was filed on May 22, 2026. On June 25, 2026, the district court granted the Company’s motion to certify the matter for interlocutory appeal. Proceedings are stayed pending that appeal. On July 6, 2026, the Company filed a petition to the Ninth Circuit asking the court to accept the appeal. On August 26, 2026, the Ninth Circuit granted the Company’s petition for appeal. The case will proceed to merits briefing before the Ninth Circuit on the two certified questions involving issues of federal preemption and the scope of the California Invasion of Privacy Act.

On April 20, 2026, the Company was served with a complaint from James H. Dillard, II in the Nevada District Court alleging contributory and vicarious copyright infringement against the Company. The plaintiff amended the complaint before the Company filed an answer. The Company has not been served with the amended complaint.

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

See Note 19 (Commitments and Contingencies) to the condensed consolidated interim financial statements (which is incorporated by reference into this Part II, Item 1) for information relating to certain VAT decisions issued by the Swedish Tax Authority to certain subsidiaries of Northern Data, two of which have been appealed by the relevant Northern Data subsidiary.

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

ITEM 1A. RISK FACTORS.

Because the ND Business Combination has now been consummated and Northern Data’s business is expected to constitute a significant portion of our business, additional significant risks may apply to the combined business as detailed in the “Risk Factors” section of our Registration Statement on Form S-4 (File No. 333-295008) filed in connection with the ND Business Combination, which was initially filed with the SEC on April 13, 2026 and subsequently declared effective on April 14, 2026, including the risks relating to Northern Data’s business contained therein, which “Risk Factors” section is incorporated by reference herein. Except as set forth therein and below, there have been no material changes to the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Such risk factors could materially adversely affect our business, financial condition, results of operations, and prospects. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report and in our other public filings with the SEC. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

Our development and construction of new data center facilities (including our Maysville, GA site) involves significant risks, including increasing political and regulatory scrutiny of data centers (including at the state, local and municipal levels), increasing public and community opposition to data center development and exposure to a highly evolving regulatory landscape, which could delay, increase the cost of, or prevent the completion of our planned projects, including under our existing customer agreements, and subject us to potential legal liabilities.

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

In addition, data center development has become the subject of increasing political and regulatory scrutiny (including at the state, local and municipal levels) as well as increasing public attention and, in a growing number of communities, organized local opposition. Residents, advocacy organizations, and other stakeholders in communities where data centers are proposed or under development have raised concerns regarding, among other things, electricity consumption and the potential impact of large-load customers on local utility rates and grid reliability; water usage, particularly in water-stressed regions; noise, traffic, light, and other quality-of-life impacts; effects on property values and community character; environmental and land use impacts; and the perceived imbalance between the scale of data center investment and the number of permanent local jobs created. This opposition has become increasingly organized and well-publicized across the industry, and has contributed to the delay, modification, and cancellation of data center projects proposed by other developers, as well as to the adoption or consideration by state, local and municipal governments (which may be exacerbated following the recent election of officials who have expressed opposition to data center development generally) of moratoria, restrictive zoning ordinances, enhanced permitting and disclosure requirements, water- and energy-use restrictions, limitations on the use of back-up power sources, and other measures that could hinder our ability to develop, upgrade, expand or rebuild existing data centers or construct new data centers. Specifically, drought conditions in certain markets have resulted in water usage restrictions and proposals to further restrict water usage, and our data center facilities could face restrictions on water usage, water efficiency mandates, or higher water prices. In addition, local officials who support data center projects have, in some instances, faced significant political pressure, and land use decisions favorable to data center developers have been, and may in the future be, challenged through litigation, referenda, and other legal and political processes.

Our current and future development projects have been and will likely continue to be the subject of increasing political and regulatory scrutiny of data centers (including at the state, local and municipal levels), policy and regulatory developments and public scrutiny or opposition. Although we have invested significant time and resources into developing positive relationships with local communities, legislative developments and community opposition could result in the delay, suspension, redesign, downsizing, relocation, or abandonment of one or more of our planned projects; the denial, revocation, or conditioning of permits and approvals necessary for construction or operation; the imposition of costly mitigation measures, community benefit commitments, or operating restrictions as a condition to approval; protracted administrative proceedings or litigation; increased pre-development, construction, and operating costs; and reputational harm to our company and our brand, whether arising from our own projects or from negative public sentiment toward the data center industry generally. Opposition directed at our utility providers, our development partners, or the customers our facilities are intended to serve could have similar effects on our projects, even where our own facilities are not the direct subject of such opposition. Because we may commit substantial capital and contractual obligations, including land acquisition, equipment procurement, power supply arrangements, and customer commitments, in advance of receiving all required approvals, delays or failures in the development process could result in stranded or impaired assets, loss of deposits or prepayments, liability to customers or other counterparties for failure to deliver capacity on anticipated timelines, and loss of anticipated revenue. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition, and prospects.

The political and regulatory landscape surrounding the high-performance computing (“HPC”) and AI industries is evolving rapidly. These developments may affect our business and operations in ways that are difficult to predict. Regulators are increasingly scrutinizing the development and operation of data centers regarding energy consumption, land use, carbon emissions, water usage, environmental impacts, data-sovereignty considerations, and national-security-related issues. New requirements, such as permitting requirements, energy standards, carbon-reduction mandates, sustainability reporting rules, or operational restrictions specific to data centers, AI infrastructure, or high-density compute environments, may be imposed. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, financial condition, and prospects.

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

In connection with the closing of the ND Business Combination, on June 18, 2026, Rumble Freedom First Holding Designated Activity Company (“Irish HoldCo”), as borrower, and Tether, as lender, entered into that certain secured Credit Agreement (as amended, the “Credit Agreement”) in connection with Tether transferring 50% of its receivable under an existing floating rate loan, dated as of November 2, 2023 (as amended, supplemented or modified from time to time), by and between Tether and Northern Data. Irish HoldCo is a newly formed Irish private limited company and indirect wholly-owned subsidiary of the Company and the borrower group under the Credit Agreement comprises Irish HoldCo and its subsidiaries. The Credit Agreement provides for a secured five-year term facility with commitments of €317,533,401. This facility matures on the five-year anniversary of June 18, 2026 and bears interest at a margin of 3.00%, payable quarterly, plus EURIBOR.

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

A VAT audit was conducted by the STA in relation to two subsidiaries of Northern Data – Decentric Europe B.V. (“Decentric”) and Hydro66 Svenska AB (“Hydro Svenska”) – while an audit of another subsidiary is ongoing (Hydro Services). The STA has issued decisions to Decentric and Hydro Svenska in which it asserts that certain activities performed at the ND Group’s data center operations in Boden, Sweden, constituted cryptocurrency mining activities that it considers to be outside the scope of VAT, and that Hydro Svenska had not supplied a taxable colocation service but instead a VAT exempt letting of premises. The STA therefore denied the deduction of input VAT previously claimed. The assessment amounts to approximately SEK 336 million (approximately USD 35 million) for Decentric and approximately SEK 209 million (approximately USD 21 million) for Hydro Svenska, in each case including any potential penalties and interest. The ND Group has formally appealed both the decision regarding Decentric and the decision regarding Hydro Svenska. Both entities applied for payment deferrals which the STA granted. The STA has issued a separate proposed decision against Hydro Services, consistent with its position in the Hydro Svenska proceeding. The proposed assessment amounted to SEK 11,340,641 (approximately USD 1.1 million), including penalties. No interest has been added at the proposed decision stage. Hydro Services disputes the proposed decision and will submit a response to the STA by November 25, 2026.

The ND Group’s position is that the relevant activities involved the provision of infrastructure and related services to third parties, which Northern Data’s Management considers to constitute taxable supplies under Swedish VAT legislation. Northern Data’s Management also considers that certain conclusions reflected in the decisions may have been drawn from incomplete operational data and assumptions that do not fully reflect the underlying commercial arrangements.

Separately, the European Public Prosecutor’s Office (“EPPO”) has initiated an investigation relating to VAT-related matters involving, among others, certain former employees and directors of Northern Data and its subsidiaries Decentric, Hydro Svenska and Hydro Services. Public documentation associated with the investigation refers to potential VAT exposure of up to approximately EUR 110 million (approximately USD 125 million), excluding any potential penalties, surcharges or interest. Northern Data believes the EPPO investigation relates to the same or similar VAT matters under investigation by the STA.

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

Our performance under the commercial agreement related to the purchase of access to GPUs and GPU services at our Maysville, GA site will require substantial capital investment, and our inability to obtain sufficient financing on acceptable terms could materially and adversely affect our business, financial condition and results of operations

To perform our obligations under the commercial agreement entered into between one of our affiliates and an unaffiliated U.S.-based third-party cloud customer governing the customer’s purchase of access to GPUs and GPU services at our Maysville, GA site that is currently under development (the “Commercial Agreement”), we will be required to develop, construct and operate a data center facility and acquire substantial quantities of GPUs and other related equipment and infrastructure. These activities are highly capital intensive, and we expect to finance a substantial portion of the required expenditures through additional debt and/or equity financing. We do not currently have financing to fund these expenditures, and our obligations under the Commercial Agreement are not subject to any financing condition or contingency. Accordingly, we will remain obligated to perform under the Commercial Agreement even if we are unable to obtain the necessary financing when needed on acceptable terms, or at all. Since we signed the Commercial Agreement in August 2026, the financing market for data center development has generally become more difficult, as participants in the AI infrastructure buildout, including hyperscalers, neoclouds, co-location service providers, and other tenants to data infrastructure being built, are increasingly viewed as high credit risks, which adds to uncertainty and makes financing more expensive and difficult to obtain, if at all, particularly when interest rates are also rising.

Given the capital-intensive nature of data center development, construction and operation, our financing needs may be substantial and recurring. The availability and cost of financing could be adversely affected by, among other factors, prevailing interest rates, inflation, monetary policy, credit-market conditions, our operating performance and financial condition, and the perceived risks associated with the project. Additional debt financing could increase our leverage, debt-service obligations and refinancing risk, negatively affect our credit ratings and cost of capital, and impose restrictive covenants on our operations. Equity financing could result in significant dilution to our existing stockholders. If we are unable to obtain sufficient financing on acceptable terms, we may be unable to complete the facility, acquire the necessary GPUs and related equipment, meet applicable delivery milestones or otherwise timely perform our obligations under the Commercial Agreement. Any such failure by us to perform could subject us to contractual remedies and credits, late delivery discounts, and other adjustments specified under the Commercial Agreement and expose us to potential significant claims for damages and other liabilities that we may not be able to satisfy on a timely basis, if at all, and materially and adversely affect our business, financial condition, results of operations and liquidity.

Even if financing is available, the project remains subject to substantial development, construction, procurement, operational and regulatory risks, including construction delays and budget overruns; increased prices for, or limited availability of, raw materials, building supplies, and long-lead-time equipment; the availability and cost of skilled construction labor, and labor disputes or work stoppages involving our contractors and subcontractors; unanticipated environmental, geological, or other site-specific conditions; delays in, or the failure to obtain, necessary entitlements, permits, and approvals, including zoning, siting, land use, building, environmental, water, and utility permits and interconnection or other approvals from public agencies and utility companies; the availability of sufficient electrical power and related transmission and distribution infrastructure on commercially reasonable terms and within our anticipated timelines; public or community opposition; and regulatory changes. Any of these risks could delay, increase the cost of or prevent completion of the project and impair our ability to perform under the Commercial Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described in Item 3.02 of our Current Report on Form 8-K filed with the SEC on August 24, 2026, on August 23, 2026, in connection with a commercial agreement (the “Commercial Agreement”) between an affiliate of the Company and an unaffiliated U.S.-based cloud customer (the “Customer”) for the Customer’s purchase of GPU services at the Company’s Maysville, Georgia site, the Company and the Customer entered into a binding term sheet, which was later documented in a warrant dated September 30, 2026, providing for the issuance by the Company to the Customer of a warrant (the “Customer Warrant”) to purchase up to 50,808,408 shares of the Company’s Class A Common Stock at an exercise price of $0.01 per share. Fifty percent of the shares subject to the Customer Warrant vest in three equal tranches upon the Customer’s purchase of the three tranches of GPU services under the Commercial Agreement, and the remaining 50% are eligible to vest in five tranches of 10% each upon the Customer’s purchase of additional GPU services under one or more expansion agreements that may be entered into between the parties. The unvested portion of the Customer Warrant will terminate upon the expiration or termination of the Commercial Agreement or the applicable expansion agreement, or upon a material uncured payment breach by the Customer. The Customer Warrant will be exercisable for cash only until the tenth anniversary of its issuance. The Customer Warrant is being issued, and the shares issuable upon its exercise are expected to be issued, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The foregoing description of the Customer Warrant does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Customer Warrant, which is filed as Exhibit 4.1 to this Quarterly Report.

As described in Item 3.02 of our Current Report on Form 8-K filed with the SEC on October 2, 2026, on September 30, 2026, the Company acquired an additional 8,256,155 shares of Northern Data from Tether pursuant to the Transaction Support Agreement, dated November 10, 2025, between the Company and Tether, as amended. As consideration for these Northern Data shares, the Company issued a pre-funded warrant to Tether exercisable for up to 16,744,307 shares of the Company’s Class A Common Stock at an exercise price of $0.0001 per share, reflecting the offer ratio of 2.0281 shares of Class A Common Stock for each Northern Data share delivered.

The pre-funded warrant described in the preceding paragraph was issued in a private placement without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and/or Rule 506(b) of Regulation D promulgated under the Securities Act as sales to accredited investors and in reliance on similar exemptions under applicable state laws. The foregoing description of the pre-funded warrant does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Form of Pre-Funded Warrant, which is filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2026 and is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
4.1*†	Warrant Agreement, dated as of September 30, 2026.
10.1*	Amendment and Restatement Agreement, dated September 8, 2026, between Rumble Freedom First Holding Designated Activity Company, as borrower, and Tether Investments, S.A. de C.V., as lender, relating to loan agreement originally dated June 18, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUM GROUP INC.

Date: November 12, 2026		/s/ Chris Pavlovski
	Name:	Chris Pavlovski
	Title:	Chief Executive Officer and Chairman

Date: November 12, 2026		/s/ Michael Masci
	Name:	Michael Masci
	Title:	Chief Financial Officer